Form 10-Q
period 1994-03-31
LIFE TECHNOLOGIES INC
filed 1994-05-03
CIK 727737

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               --------------
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1994
                                    -----------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                        Commission file number  0-14991
                                               ---------

                            LIFE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                      34-0431300
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification No.)

     8717 Grovemont Circle, Gaithersburg, MD       20877
     (Address of principal executive offices)      (Zip Code)

                      --------------------------------


       Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at April 26, 1994
             -----                                -----------------------------
    Common Stock, par value $.01 per share             14,969,914 shares

================================================================================

                                   PART I
                                   ------
                            FINANCIAL INFORMATION
                            ---------------------


Item 1.      Financial Statements
             --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)


                                                March 31,   December 31,
                                                    1994           1993
- ------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                     $  6,057       $  7,927
  Accounts receivable, net                        39,245         29,901
  Inventories:
   Materials and supplies                         12,848         11,562
   In process and finished                        41,654         41,209
   LIFO reserve                                   (4,930)        (5,094)
                                                ---------      ---------
                                                  49,572         47,677
  Prepaid expenses                                 2,640          2,352
  Current deferred tax assets                      3,776          3,776
                                                ---------      ---------
   Total current assets                          101,290         91,633

Property, plant, and equipment                    68,824         65,464
   Less accumulated depreciation                 (26,435)       (25,070)
                                                ---------      ---------
                                                  42,389         40,394

Investments and other assets                       8,604          8,475
Excess of cost over net assets of
  businesses acquired, net                         5,233          5,288
                                                ---------      ---------
   Total assets                                 $157,516       $145,790
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 16,933       $ 13,217
  Dividends payable                                  748            748
  Income taxes                                    10,280          9,460
  Accrued liabilities and expenses                10,643          9,285
                                                ---------      ---------
   Total current liabilities                      38,604         32,710

Deferred items                                     3,728          3,080
                                                ---------      ---------
   Total liabilities                              42,332         35,790

Stockholders' equity:
  Common stock                                       150            150
  Additional paid-in capital                      42,332         42,184
  Retained earnings                               77,903         73,972
  Currency exchange effects                       (5,201)        (6,306)
                                                ---------      ---------
   Total stockholders' equity                    115,184        110,000
                                                ---------      ---------
   Total liabilities and
       stockholders' equity                     $157,516       $145,790
                                                =========      =========

Equity per share                                   $7.70          $7.36

Amounts as of March 31, 1994 are unaudited.

                        CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                       Three months ended
                                             March 31
                                   ---------------------------
                                      1994      1993    Change
- --------------------------------------------------------------
Revenues:
  Net sales                        $58,069   $51,307      +13%
  Net royalties                         67        --       --
                                   -------   -------
                                    58,136    51,307      +13%
Operating expenses:
  Cost of sales                     30,282    25,061      +21%
  Marketing and administrative      16,441    16,051      + 2%
  Research and development           4,044     3,515      +15%
                                   -------   -------
                                    50,767    44,627      +14%
                                   -------   -------
Operating income                     7,369     6,680      +10%

Other income (expense):
  Investment income                    108        64      +69%
  Interest expense                     (18)      (22)     -18%
  Other, net                            22        94      -77%
                                   -------   -------
                                       112       136      -18%
                                   -------   -------
Income before income taxes           7,481     6,816      +10%
Income taxes                         2,693     2,454      +10%
                                   -------   -------
Income before minority interest      4,788     4,362      +10%
Minority interest                     (109)       --       --
                                   -------   -------
Net income                         $ 4,679   $ 4,362       +7%
                                   =======   =======
Average shares outstanding          15,061    15,144       -1%
Net income per share                 $0.31     $0.29       +7%
Dividends per share                  $0.05     $0.05       --

Amounts are unaudited.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)

                                                Three months ended
                                                     March 31
                                              ----------------------
                                                      1994     1993
- --------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                       $ 4,679  $ 4,362
  Non-cash items:
    Depreciation and amortization                    1,527    1,373
    Other                                              200     (529)
  Changes in assets and liabilities                 (5,035)  (6,506)
                                                   -------  -------
                                                     1,371   (1,300)
Investments:
  Capital expenditures                              (2,709)  (2,923)
                                                   -------  -------
                                                    (2,709)  (2,923)
Financing:
  Dividends paid                                      (748)    (746)
  Proceeds from exercise of stock options              108      157
                                                   -------  -------
                                                      (640)    (589)
                                                   -------  -------

Effect of exchange rate changes on cash                108       85
                                                   -------  -------
Decrease in cash and cash equivalents               (1,870)  (4,727)
Cash and cash equivalents at beginning of period     7,927    7,652
                                                   -------  -------
Cash and cash equivalents at end of period         $ 6,057  $ 2,925
                                                   =======  =======

Amounts are unaudited.


Notes To Financial Statements:
- -----------------------------

Net income per share figures in the Consolidated Statement of Income are based on the weighted average number of shares and common stock equivalents outstanding as indicated for each period.

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The financial data included herein have been reviewed by the registrant's independent public accountants, Coopers & Lybrand, and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

First Quarter Results

Net sales were $58.1 million for the first quarter of 1994, an increase of 13% over the comparable quarter of 1993. Sales of products other than fetal bovine serum (FBS) increased by $6.3 million, or 15%, when compared with the same period in 1993. First quarter 1994 FBS sales were $1.1 million higher than in the first quarter of 1993. Higher unit sales of FBS increased net sales by $2.3 million while lower unit selling prices reduced net sales $1.2 million when comparing the first quarter of 1994 with the first quarter of 1993. FBS sales represented 18% of net sales in the first quarter of 1994 and 19% in the first quarter of 1993. The effect of changes in currency exchange rates lowered first quarter 1994 net sales by $0.6 million when compared with the first quarter of 1993.

Gross margins were 47.9% of net sales in the first quarter of 1994 compared with 51.2% in the first quarter of 1993. FBS gross margins were lower in the first quarter of 1994 than in the comparable quarter a year earlier. The decrease in FBS gross margins was attributable to a decline in unit selling prices and an increase in unit costs in the first quarter of 1994 compared with the first quarter of 1993. The Company increased its FBS LIFO reserve by $0.1 million in the first three months of 1994 compared with a decrease in the reserve of $0.5 million in the first three months of last year due to changing FBS costs.

Marketing and administrative expenses were 28.3% of net sales in the first quarter of 1994 and 31.3% in the first quarter of 1993. Research and development (R&D) expenses were $4.0 million in the first three months of 1994 compared with $3.5 million for the first three months of 1993.

Operating income of $7.4 million in the first quarter of 1994 was 10% more than the $6.7 million reported in the first quarter a year earlier. Operating income growth was less than the growth in net sales due to lower gross margins, largely on FBS products, and the

Company's substantial increase in R&D spending.

Net income before minority interests was $4.8 million in the first quarter of 1994 representing a 10% increase over the $4.4 million for the first quarter of 1993. The Company reported a minority interest charge of $0.1 million in the first quarter of 1994 reflecting its joint venture partner's interest in the Company's consolidated serum collection joint venture. First quarter 1994 net income of $4.7 million increased 7% compared with net income of $4.4 million for the same period a year earlier. Earnings per share of $0.31 in the first quarter of 1994 were 7% greater than the $0.29 per share reported in the prior year's first quarter.

Liquidity - Financial Resources

Operating activities provided $1.4 million in cash during the first three months of 1994. The Company paid $2.7 million in cash for capital expenditures in the first quarter of 1994 reflecting continuing investment in the Company's worldwide facilities and equipment modernization program.

Cash used for financing activities included $0.7 million paid to the Company's stockholders in the first quarter of 1994 as a quarterly dividend.

The Company borrowed various amounts up to $3.1 million during the first quarter of 1994 at prevailing market rates of interest under its revolving line of credit made available by The Dexter Corporation (Dexter), an affiliate of the Company, to meet short-term working capital needs. There were no borrowings outstanding at March 31, 1994.

Capital expenditures in 1994 are expected to be between approximately $15-18 million largely due to the continuation of the Company's facilities and equipment modernization program in the U.S., U.K., and New Zealand. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from Dexter to meet its anticipated working capital and capital expenditure requirements in 1994.

                         PART II - OTHER INFORMATION
                         -------   -----------------


Item 1.      Legal Proceedings - Not applicable.
             -----------------
Item 2.      Changes in Securities - Not applicable.
             ---------------------
Item 3.      Defaults Upon Senior Securities - Not applicable.
             -------------------------------
Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 26, 1994, where the following actions were taken:

Proposal No. 1
- --------------

Messrs. Thomas H. Adams, Richard Axel and K. Grahame Walker were re-elected as directors for terms that expire in 1997 or until their successors are duly elected.

The votes for each director were as follows:

   Director  For          Withheld  Broker nonvotes
   --------  ---          --------  ---------------

   Adams     13,506,534     3,557        none
   Axel      13,509,040     1,051        none
   Walker    13,391,405   118,686        none

    In addition, the following directors continue in office for the terms
    expiring as indicated:   Betsy Z. Cohen (1995), Robert E. McGill, III
    (1995), J. Stark Thompson, Ph.D. (1995), Frederick R. Adler (1996), Paul A. Marks (1996), and Donald C. Sutherland (1996).

Proposal No. 2
- --------------

    The selection of Coopers & Lybrand as auditors of the Company for the year 1994 was ratified. The votes for selection of Coopers and Lybrand were as follows:

    For           Against      Abstain    Broker nonvotes
    ---           -------      -------    ---------------

    13,547,565    4,404        4,185           none

Item 5.      Other Information - Not applicable.
             -----------------

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

    (a)   Exhibits:
          11.  Calculation of earnings per share.
          15.  Awareness letter of Coopers & Lybrand.
    (b)   Reports on Form 8-K.

       There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       LIFE TECHNOLOGIES, INC.



Date:  May 3, 1994                    By:/s/ Joseph C. Stokes, Jr.
                                      ------------------------------
                                      Joseph C. Stokes, Jr.
                                      Vice President-Finance,
                                      Secretary and Treasurer
                                      (Principal Financial Officer
                                      and Authorized Signatory)



                                      By:/s/ C. Eric Winzer
                                      ----------------------------
                                      C. Eric Winzer
                                      Controller
                                      (Principal Accounting
                                      Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Life Technologies, Inc. and subsidiaries as of March 31, 1994 and the related consolidated statements of income for the three-month periods ended March 31, 1994 and 1993, and the related condensed consolidated statements of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 26, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                       /s/ Coopers & Lybrand
                       COOPERS & LYBRAND



Washington, D.C.
April 12, 1994

                         EXHIBIT INDEX
                         -------------

                                                            Page
                                                            ----

Exhibit 11      Calculation of Earnings Per Share           11-13

Exhibit 15      Awareness Letter of Coopers & Lybrand       14-15

                                   EXHIBIT 11
                                   ----------

                                 CALCULATION OF
                                 --------------

                               EARNINGS PER SHARE
                               ------------------

                                                  Exhibit 11
                                                  ----------



                            LIFE TECHNOLOGIES, INC.
                   CALCULATION OF PRIMARY EARNINGS PER SHARE
                   -----------------------------------------
                           for the three months ended
                            March 31, 1994 and 1993
                 (amounts in thousands, except per share data)


                                       Three months ended
                                            March 31,
                                      ---------------------

                                        1994          1993
                                        ----          ----

Net income                            $ 4,679       $ 4,362
                                      =======       =======

Weighted avg. shares outstanding       14,959        14,933

Weighted average effect of
  common stock equivalents                102           211
                                      -------       -------

                                       15,061        15,144
                                      =======       =======

Primary net income per share          $   .31       $   .29
                                      =======       =======

                                                 Exhibit 11
                                                 ----------


                            LIFE TECHNOLOGIES, INC.
                CALCULATION OF FULLY DILUTED EARNINGS PER SHARE
                -----------------------------------------------
                           for the three months ended
                            March 31, 1994 and 1993
                 (amounts in thousands, except per share data)

                                         Three months ended
                                             March 31,
                                       ----------------------

                                        1994           1993
                                        ----           ----

Net income                             $ 4,679        $ 4,362
                                       =======        =======

Weighted avg. shares outstanding        14,959         14,933

Weighted avg. effect of common
   stock equivalents                       102            211
                                       -------        -------

                                        15,061         15,144
                                       =======        =======

 Fully diluted net income
   per share                           $   .31        $   .29
                                       =======        =======

 Primary net income per share          $   .31        $   .29
                                       =======        =======

                                   EXHIBIT 15
                                   ----------

                     AWARENESS LETTER OF COOPERS & LYBRAND
                     -------------------------------------

                                                                Exhibit 15



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549



We are aware that our report dated April 12, 1994 on our review of interim financial information of Life Technologies, Inc. (the Company) for the three-month periods ended March 31, 1994 and 1993, included in this Form 10-Q is incorporated by reference in the Company's registration statements for Form S-8, Registration No. 33-21807 and Registration No. 33-956, and the Company's registration statement on Form S-3, Registration No. 33-29536. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statements prepared or certified by us within the meaning of Section 7 and 11 of that Act.



                            /s/ Cooper & Lybrand
                            COOPERS & LYBRAND



Washington, D.C.
April 12, 1994