Form 10-Q
period 1994-06-30
LIFE TECHNOLOGIES INC
filed 1994-08-05
CIK 727737

- - --------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 1994
                                     -----------------

                                      OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

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

                            -----------------------


      Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at August 1, 1994
                   -----                      -----------------------------
   Common Stock, par value $.01 per share           14,972,065 shares

- - --------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

 Item 1.   Financial Statements
           --------------------

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                    June 30,        December 31,
                                                       1994                1993
- - --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $  8,888            $  7,927
  Accounts receivable, net                           40,245              29,901
  Inventories:
   Materials and supplies                            11,904              11,562
   In process and finished                           43,368              41,209
   LIFO reserve                                      (5,696)             (5,094)
                                                   --------            --------
                                                     49,576              47,677
  Prepaid expenses                                    2,777               2,352
  Current deferred tax assets                         3,776               3,776
                                                   --------            --------
   Total current assets                             105,262              91,633

Property, plant, and equipment                       72,861              65,464
   Less accumulated depreciation                    (28,189)            (25,070)
                                                   --------            --------
                                                     44,672              40,394

Investments and other assets                          9,281               8,475
Excess of cost over net assets of
  businesses acquired, net                            5,180               5,288
                                                   --------            --------
   Total assets                                    $164,395            $145,790
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 14,812            $ 13,217
  Dividends payable                                     749                 748
  Income taxes                                       11,586               9,460
  Accrued liabilities and expenses                   12,045               9,285
                                                   --------            --------
   Total current liabilities                         39,192              32,710

Deferred income taxes and tax credits                 1,944               1,923
Other deferred items                                  1,899               1,157
                                                   --------            --------
   Total liabilities                                 43,035              35,790

Stockholders' equity:
  Common stock                                          150                 150
  Additional paid-in capital                         42,427              42,184
  Retained earnings                                  81,792              73,972
  Currency exchange effects                          (3,009)             (6,306)
                                                   --------            --------
   Total stockholders' equity                       121,360             110,000
                                                   --------            --------
   Total liabilities and
       stockholders' equity                        $164,395            $145,790
                                                   ========            ========

Equity per share                                      $8.11               $7.36

Amounts as of June 30, 1994 are unaudited.

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                               Three months ended June 30,      Six months ended June 30,
                              ------------------------------  -----------------------------
                                1994       1993      Change     1994       1993     Change
                              ---------  ---------  --------  ---------  ---------  -------
Revenues:
  Net sales                    $59,172    $51,669      + 15%  $117,241   $102,976     + 14%
  Net royalties                      -          -         -         67          -        -
                               -------    -------             --------   --------
                                59,172     51,669      + 15%   117,308    102,976     + 14%
Operating expenses:
  Cost of sales                 30,877     25,338      + 22%    61,159     50,399     + 21%
  Marketing and                 17,337     15,928      +  9%    33,778     31,979     +  6%
    administrative
  Research and development       3,883      3,599      +  8%     7,927      7,114     + 11%
                               -------    -------             --------   --------
                                52,097     44,865      + 16%   102,864     89,492     + 15%
                               -------    -------             --------   --------
Operating income                 7,075      6,804      +  4%    14,444     13,484     +  7%

Other income (expense):
  Investment income                192         58      +231%       300        122     +146%
  Interest expense                  (5)       (14)     - 64%       (23)       (36)    - 36%
  Other, net                        96        (17)        -        118         77     + 53%
                               -------    -------             --------   --------
                                   283         27         -        395        163     +142%
                               -------    -------             --------   --------
Income before income taxes       7,358      6,831      +  8%    14,839     13,647     +  9%
Income taxes                     2,649      2,459      +  8%     5,342      4,913     +  9%
                               -------    -------             --------   --------
Income before minority           4,709      4,372      +  8%     9,497      8,734     +  9%
     interest
Minority interest                  (71)         -         -       (180)         -        -
                               -------    -------             --------   --------
Net income                     $ 4,638    $ 4,372      +  6%  $  9,317   $  8,734     +  7%
                               =======    =======             ========   ========
Average shares outstanding      15,057     15,077         -     15,059     15,108        -
Net income per share             $0.31      $0.29      +  7%     $0.62      $0.58     +  7%
Dividends per share              $0.05      $0.05         -      $0.10      $0.10        -

Amounts are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                       Six months ended June 30
                                                       ------------------------
                                                              1994         1993
- - -------------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                $ 9,317      $ 8,734
 Non-cash items:
  Depreciation and amortization                              3,118        2,865
  Other                                                         74         (531)
 Changes in assets and liabilities                          (3,656)      (5,482)
                                                           -------      -------
                                                             8,853        5,586
Investments:
 Capital expenditures                                       (6,482)      (4,714)
 Other                                                        (500)           -
                                                           -------      -------
                                                            (6,982)      (4,714)
Financing:
 Dividends paid                                             (1,496)      (1,493)
 Proceeds from exercise of stock options                       184          221
                                                           -------      -------
                                                            (1,312)      (1,272)

Effect of exchange rate changes on cash                        402          (53)
                                                           -------      -------
Increase (decrease) in cash and cash equivalents               961         (453)
Cash and cash equivalents at beginning of period             7,927        7,652
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 8,888      $ 7,199
                                                           =======      =======

Amounts are unaudited.


Notes To Financial Statements:
- - -----------------------------

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

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------


Second Quarter Results


Net sales were $59.2 million for the second quarter of 1994, an increase of $7.5 million, or 15%, over the comparable quarter of 1993. Sales of products other than fetal bovine serum (FBS) increased by $6.2 million, or 15%, when compared with the second quarter of 1993. Second quarter 1994 FBS sales were $1.9 million higher than in the second quarter of 1993. Higher unit sales of FBS increased net sales by $2.8 million while lower unit selling prices reduced net sales $0.9 million when comparing the second quarter of 1994 with the second quarter of 1993. FBS sales represented 19% of net sales in the second quarter of 1994 and 18% in the second quarter of 1993. The effect of changes in currency exchange rates lowered second quarter 1994 net sales by $0.6 million when compared with the prior year's second quarter.

Gross margins were 47.8% of net sales in the second quarter of 1994 compared with 51.0% in the comparable quarter of 1993. FBS gross margins were lower in the second quarter of 1994 principally due to a decline in unit selling prices and an increase in unit costs. Marketing and administrative expenses were 29.3% of net sales in the second quarter of 1994 and 30.8% in the second quarter of 1993. Research and development (R&D) expenses were $3.9 million in the quarter ended June 30, 1994 compared with $3.6 million for the comparable quarter of 1993.

Operating income of $7.1 million for the quarter ended June 30, 1994 represented a 4% increase over the second quarter of 1993. Second quarter 1994 net income of $4.6 million increased 6% compared with net income of $4.4 million for the comparable period a year earlier. Earnings per share of $0.31 in the second quarter of 1994 were 7% greater than the $0.29 per share reported in the prior year's second quarter.

First Six Month Results

For the first half of 1994, net sales were $117.2 million, an increase of $14.3 million, or 14%, over the first half of 1993. Sales of products other than FBS increased $12.4 million, or 15%, compared with the first six months of 1993.
FBS sales were $3.1 million higher in the 1994 period. Higher unit sales of FBS increased net sales by $5.2 million while lower unit selling prices reduced net sales by $2.1 million in the first six months of 1994. FBS sales represented 18% of net sales in the first half of both 1994 and 1993. Changes in currency exchange rates used to translate sales to U.S. dollars decreased net sales in the first six months of 1994 by $1.2 million when compared with the first six months of last year.

Gross margins for the first six months of 1994 were 47.8% of net sales compared with 51.1% in the first six months of 1993. Gross margins declined in the 1994 period principally due to lower FBS gross margins, unfavorable changes in currency exchange rates used to purchase products and higher royalty expense in the 1994 period. FBS gross margins were lower because of a decline in unit selling prices and an increase in unit costs. Marketing and administrative expenses represented 28.8% of net sales in the first half of 1994 compared with 31.1% of net sales in the comparable period of 1993. R&D expenses were $7.9 million in the first six months of 1994, an increase of 11% over the first six months of 1993.

Operating income increased 7% to $14.4 million in the first half of 1994. Operating income growth was less than the growth in net sales due to reduced gross margins in the first half of 1994. Net income of $9.3 million, or $0.62 per share, for the first six months of 1994 was 7% greater than the $8.7 million or $0.58 per share, for the comparable period in 1993.


Liquidity - Financial Resources

Operating activities provided $8.9 million in cash during the first half of 1994. The Company paid $6.5 million for capital expenditures in the first six months of 1994, reflecting continuing investment in the Company's worldwide facilities and equipment modernization program.

Cash used for financing activities included $1.5 million paid to the Company's shareholders in the first half of 1994 as quarterly dividends. The Company borrowed various amounts up to $3.1 million during the first six months of 1994 at prevailing market rates of interest under a revolving line of credit made available by The Dexter Corporation (Dexter), an affiliate of the Company, to meet short-term working capital needs. There were no borrowings outstanding at June 30, 1994.

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

Item 2.      Changes in Securities - Not applicable.
             ---------------------

Item 3.      Defaults Upon Senior Securities - Not applicable.
             -------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 26, 1994, where the following actions were taken:

Proposal No. 1
- - --------------
Messrs. Thomas H. Adams, Richard Axel and K. Grahame Walker were re-elected as directors for terms that expire in 1997 or until their successors are duly elected.

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

Proposal No. 2
- - --------------
    The selection of Coopers & Lybrand as auditors of the Company for the year 1994 was ratified. The votes for selection of Coopers and Lybrand were as follows:

    For             Against         Abstain        Broker nonvotes
    ---             -------         -------        ---------------
    13,547,565      4,404           4,185               none

Item 5.      Other Information - Not applicable.
             -----------------

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

      (a)  Exhibits:
           11.  Statement re computation of per share earnings.
           15.  Letter re unaudited interim financial statements.

      (b)  Reports on Form 8-K.
           There were no reports on Form 8-K filed for the six months ended June 30, 1994.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                      LIFE TECHNOLOGIES, INC.



Date:  Aug. 5, 1994                   By: /s/ Joseph C. Stokes, Jr.
                                      ---------------------------------
                                      Joseph C. Stokes, Jr.
                                      Vice President-Finance,
                                      Secretary and Treasurer
                                      (Principal Financial Officer
                                      and Authorized Signatory)



                                      By: /s/ C. Eric Winzer
                                      ----------------------------------
                                      C. Eric Winzer
                                      Controller
                                      (Principal Accounting
                                      Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and subsidiaries as of June 30, 1994 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                       /s/ Coopers & Lybrand
                                       COOPERS & LYBRAND



Washington, D.C.
July 11, 1994

                                 EXHIBIT INDEX
                                 -------------


                                                                     Page
                                                                     ----



Exhibit 11      Statement re computation of per share earnings      11-13

Exhibit 15      Letter re unaudited interim financial statements    14-15