Form 10-Q
period 1994-09-30
LIFE TECHNOLOGIES INC
filed 1994-11-10
CIK 727737

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the quarterly period ended      September 30, 1994
                                      ---------------------------

                                    OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                        Commission file number  0-14991
                                               ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                   34-0431300
        (State or other jurisdiction               (I.R.S. Employer
        of incorporation or organization)          Identification No.)


        8717 Grovemont Circle, Gaithersburg, MD    20877
        (Address of principal executive offices)   (Zip Code)

                                ---------------


      Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 31, 1994
               -----                          -------------------------------
Common Stock, par value $.01 per share              14,979,582 shares

- - --------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------


 Item 1.   Financial Statements
           --------------------

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                   September 30,   December 31,
                                                        1994           1993
                                                   --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                             $  6,840       $  7,927
  Accounts receivable, net                                39,600         29,901
  Inventories:
   Materials and supplies                                  9,879         11,562
   In process and finished                                47,020         41,209
   LIFO reserve                                           (5,766)        (5,094)
                                                        --------       --------
                                                          51,133         47,677
  Prepaid expenses                                         2,262          2,352
  Current deferred tax assets                              3,776          3,776
                                                        --------       --------
   Total current assets                                  103,611         91,633

Property, plant, and equipment                            76,333         65,464
   Less accumulated depreciation                         (29,983)       (25,070)
                                                        --------       --------
                                                          46,350         40,394

Investments and other assets                               9,129          8,475
Excess of cost over net assets of
  businesses acquired, net                                 6,429          5,288
                                                        --------       --------
   Total assets                                         $165,519       $145,790
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 12,489       $ 13,217
  Dividends payable                                          749            748
  Income taxes                                            11,170          9,460
  Accrued liabilities and expenses                        11,012          9,285
                                                        --------       --------
   Total current liabilities                              35,420         32,710

Deferred income taxes and tax credits                      1,950          1,923
Other deferred items                                       1,803          1,157
                                                        --------       --------
   Total liabilities                                      39,173         35,790

Stockholders' equity:
  Common stock                                               150            150
  Additional paid-in capital                              42,540         42,184
  Retained earnings                                       85,395         73,972
  Currency exchange effects                               (1,739)        (6,306)
                                                        --------       --------
   Total stockholders' equity                            126,346        110,000
                                                        --------       --------
   Total liabilities and
       stockholders' equity                             $165,519       $145,790
                                                        ========       ========

Equity per share                                           $8.44          $7.36

Amounts as of September 30, 1994 are unaudited.

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                  Three months ended             Nine months ended
                                     September 30,                 September 30,
                              ---------------------------  -----------------------------
                                1994      1993    Change     1994       1993     Change
                              --------  --------  -------  ---------  ---------  -------
Revenues:
  Net sales                   $59,098   $51,030     + 16%  $176,339   $154,006     + 15%
  Net royalties                     -         -        -         67          -        -
                              -------   -------            --------   --------
                               59,098    51,030     + 16%   176,406    154,006     + 15%
Operating expenses:
  Cost of sales                31,538    25,712     + 23%    92,697     76,111     + 22%
  Marketing and                17,531    15,535     + 13%    51,309     47,515     +  8%
    administrative
  Research and development      3,533     3,596     -  2%    11,460     10,709     +  7%
                              -------   -------            --------   --------
                               52,602    44,843     + 17%   155,466    134,335     + 16%
                              -------   -------            --------   --------
Operating income                6,496     6,187     +  5%    20,940     19,671     +  6%

Other income (expense):
  Investment income               111        99     + 12%       411        221     + 86%
  Interest expense                 (1)       (2)    - 50%       (24)       (38)    - 37%
  Other, net                       43      (129)       -        161        (52)       -
                              -------   -------            --------   --------
                                  153       (32)       -        548        131        -
                              -------   -------            --------   --------
Income before income taxes      6,649     6,155     +  8%    21,488     19,802     +  9%
Income taxes                    2,394     2,216     +  8%     7,736      7,129     +  9%
                              -------   -------            --------   --------
Income before minority          4,255     3,939     +  8%    13,752     12,673     +  9%
     interest
Minority interest                  97         -        -        (83)         -        -
                              -------   -------            --------   --------
Net income                    $ 4,352   $ 3,939     + 10%  $ 13,669   $ 12,673     +  8%
                              =======   =======            ========   ========
Average shares outstanding     15,077    15,080        -     15,065     15,099        -
Net income per share            $0.29     $0.26     + 12%     $0.91      $0.84     +  8%
Dividends per share             $0.05     $0.05        -      $0.15      $0.15        -

Amounts are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                             Nine months ended
                                                                 September 30,
                                                            ------------------
                                                              1994      1993
                                                            --------   -------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                 $ 13,669   $12,673
 Non-cash items:
  Depreciation and
   amortization                                                4,887     4,282
  Other                                                        1,026      (199)
 Changes in assets and
  liabilities                                                 (7,992)   (9,341)
                                                            --------   -------
                                                              11,590     7,415
Investments:
 Capital expenditures                                         (9,848)   (5,942)
 Other                                                        (1,191)      212
                                                            --------   -------
                                                             (11,039)   (5,730)
Financing:
 Dividends paid                                               (2,245)   (2,241)
 Proceeds from exercise of
  stock options                                                  290       367
                                                            --------   -------
                                                              (1,955)   (1,874)

Effect of exchange rate
 changes on cash                                                 317      (227)
                                                            --------   -------
Increase (decrease) in
 cash and cash equivalents                                    (1,087)     (416)
Cash and cash equivalents
 at beginning of period                                        7,927     7,652
                                                            --------   -------
Cash and cash equivalents
 at end of period                                           $  6,840   $ 7,236
                                                            ========   =======

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

The financial data included herein have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Third Quarter Results

Net sales were $59.1 million for the third quarter of 1994, an increase of $8.1 million, or 16%, over the comparable quarter of 1993. Operating income of $6.5 million for the quarter ended September 30, 1994 represented a 5% increase over the third quarter of 1993. Third quarter 1994 net income of $4.4 million increased 10% compared with net income of $3.9 million for the comparable period a year earlier. Earnings per share of $0.29 in the third quarter of 1994 were 12% greater than the $0.26 per share reported in the prior year's third quarter.

In the third quarter of 1994, sales of products other than fetal bovine serum
(FBS) increased by $6.6 million, or 16%, when compared with the third quarter of 1993. The effect of changes in currency exchange rates increased third quarter 1994 sales of products other than FBS by $1.1 million, or 3%, when compared with the prior year's third quarter. Third quarter 1994 FBS sales were $1.5 million higher than in the third quarter of 1993. Higher unit sales of FBS increased net sales by $1.8 million while lower unit selling prices reduced net sales of $0.5 million when comparing the third quarter of 1994 with the third quarter of 1993. Changes in currency exchange rates increased third quarter 1994 FBS sales by $0.2 million, compared with the third quarter of 1993. FBS sales represented 18% of net sales in the third quarters of both 1994 and 1993.

Gross margins were 46.6% of net sales in the third quarter of 1994 compared with 49.6% in the comparable quarter of 1993. FBS gross margins were lower in the third quarter of 1994 principally due to a decline in unit selling prices and an increase in unit costs. Marketing and administrative expenses were 29.7% of net sales in the third quarter of 1994 and 30.4% in the third quarter of 1993. Research and development (R&D) expenses were $3.5 million in the quarter ended September 30, 1994 compared with $3.6 million for the comparable quarter of 1993. Operating income of $6.5 million in the third quarter of 1994 was 5% more than the $6.2 million reported in the third quarter a year earlier.

Nine Month Results

For the first nine months of 1994, net sales were $176.3 million, an increase of $22.3 million, or 15%, over the first nine months of 1993. Sales of products other than FBS increased $17.9 million, or 14%, compared with the first nine months of 1993. Changes in currency exchange rates used to translate sales of products other than FBS to U.S. dollars increased net sales in the first nine months of 1994 by $0.1 million when compared with the first nine months of last year. FBS sales were $4.4 million higher in the 1994 period than in the first nine months of last year. Higher unit sales of FBS increased net sales by $7.0 million while lower unit selling prices reduced net sales by

$2.6 million in the first nine months of 1994. FBS sales represented 18% of net sales in the first nine months of both 1994 and 1993.

Gross margins for the first nine months of 1994 were 47.4% of net sales compared with 50.6% in the first nine months of 1993. Gross margins declined in the 1994 period principally due to lower FBS gross margins and higher royalty expense in the 1994 period. FBS gross margins were lower because of a decline in unit selling prices and an increase in unit costs. Marketing and administrative expenses represented 29.1% of net sales in the first nine months of 1994 compared with 30.9% of net sales in the comparable period of 1993. R&D expenses were $11.5 million in the first nine months of 1994, an increase of 7% over the first nine months of 1993.

Operating income increased 6% to $20.9 million in the first nine months of 1994. Operating income growth was less than the growth in net sales due to reduced gross margins in the first nine months of 1994.

Net income of $13.7 million, or $0.91 per share, for the first nine months of 1994 was 8% greater than the $12.7 million or $0.84 per share, for the comparable period in 1993.

Liquidity - Financial Resources

Operating activities provided $11.6 million in cash during the first nine months of 1994. The Company paid $9.8 million for capital expenditures in the first nine months of 1994, reflecting continuing investment in the Company's worldwide facilities and equipment modernization program. The Company invested $1.2 million to establish a direct sales presence in Sweden and to acquire an equity position in a life sciences company in North America.

Cash used for financing activities included $2.2 million paid in the first nine months of 1994 for the Company's quarterly dividends. The Company borrowed various amounts up to $3.1 million during the first nine months of 1994 at prevailing market rates of interest under a revolving line of credit made available by The Dexter Corporation (Dexter), an affiliate of the Company, to meet short-term working capital needs. There were no borrowings outstanding at September 30, 1994.

Capital expenditures in 1994 are expected to be approximately $12 - $15 million largely due to the continuation of the Company's facilities and equipment modernization program in the U.S., U.K., and New Zealand. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from Dexter to meet its anticipated working capital and capital expenditure requirements in 1994.

                          PART II - OTHER INFORMATION
                          -------   -----------------



Item 1.   Legal Proceedings - Not applicable.
          -----------------

Item 2.   Changes in Securities - Not applicable.
          ---------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.
          ---------------------------------------------------

Item 5.      Other Information
             -----------------

             On July 19, 1994, the Company announced that Jerry E. Robertson, Ph.D. had become a member of the Board of Directors and will serve for a term that will expire at the Company's Annual Meeting in 1997 or until the election and qualification of his successor.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:

          11.  Statement re computation of per share earnings.
          15.  Letter re unaudited interim financial statements.
          27.  Financial data schedule

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed for the nine months ended September 30, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     LIFE TECHNOLOGIES, INC.



Date:  November 4, 1994              By:/s/ Joseph C. Stokes, Jr.
                                     ------------------------------
                                     Joseph C. Stokes, Jr.
                                     Vice President-Finance,
                                     Secretary and Treasurer
                                     (Principal Financial Officer
                                     and Authorized Signatory)



                                     By:/s/ C. Eric Winzer
                                     ----------------------------
                                     C. Eric Winzer
                                     Controller
                                     (Principal Accounting
                                     Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Life Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and subsidiaries as of September 30, 1994 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                       /s/ Coopers & Lybrand L.L.P.
                       COOPERS & LYBRAND L.L.P.



Washington, D.C.
October 10, 1994

                                 EXHIBIT INDEX
                                 -------------





                                                                   Page
                                                                   ----
Exhibit 11    Statement re computation of per share earnings       11-13

Exhibit 15    Letter re unaudited interim financial statements     14-15

Exhibit 27    Financial data schedule                              16