Form 10-K
period 1994-12-31
LIFE TECHNOLOGIES INC
filed 1995-02-24
CIK 727737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
        For the fiscal year ended    December 31, 1994
                                  ----------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from          to
                                      ----------  ---------

                        Commission file number  0-14991

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

   Delaware                                                 34-0431300
   (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                        Identification No.)
   8717 Grovemont Circle, Gaithersburg, MD                  20877
   (Address of principal executive offices)                 (Zip Code)

                            -----------------------

      Registrant's telephone number, including area code: (301) 840-8000
          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                         ----------------------------
                             (Title of each class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 1995 was $126,565,364.

The number of shares of common stock, par value $.01 per share outstanding as of February 21, 1995 was 15,005,814.

                      Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 11, 1995 are incorporated by reference in
Part III of this Report.

As used herein, the terms "LTI" and the "Company" shall mean Life Technologies, Inc. and its subsidiaries unless the context otherwise indicates and the term "Proxy Statement" shall mean the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 11, 1995.


                                    PART I
                                    ------
ITEM 1.   BUSINESS
- -------   --------

                                    GENERAL
                                    -------

LTI, originally incorporated in Ohio in 1915 and reincorporated in Delaware in 1986, develops, manufactures and supplies more than 3,000 products used in life sciences research and commercial manufacture of genetically engineered products. The Company's products include sera, other cell growth media, biochemicals and enzymes and other biological products necessary for recombinant DNA procedures. These and related products and services provided by the Company are used in cellular biochemistry and molecular biology research and in the production of genetically engineered pharmaceuticals such as interferons, interleukins, and t-PA.

The Company's products are sold to more than 20,000 customers, including research laboratories and pharmaceutical and biotechnology companies. The Company sells its products principally through its own direct sales organization which is supplemented by a network of distributors.

The Company's research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing its market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

The Company's activities have focused on the following areas:


o    Products for Life Sciences Research

     CELL CULTURE PRODUCTS - The Company is a leading supplier of sera and other cell and tissue culture media used by life sciences researchers to grow cells under laboratory conditions.

     CELL AND MOLECULAR BIOLOGY PRODUCTS - The Company is a leading supplier of enzymes, nucleic acids, reagent systems, biochemicals and other products used by life sciences researchers to identify, isolate and manipulate the metabolic processes and genetic material of living organisms.

o    PRODUCTS FOR COMMERCIAL PROCESSES USING GENETICALLY ENGINEERED CELLS

     The Company is a leading supplier of sera, cell culture media and reagents used for the commercial production of pharmaceuticals and other materials made by genetically engineered cells.

                                    MARKETS
                                    -------

The Company serves two principal markets: life sciences research and commercial manufacture of genetically engineered products.

The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions such as the National Institutes of Health, and other research institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies.

Life sciences researchers require special biochemical research tools capable of performing precise functions in a given experimental procedure. The Company serves two principal disciplines of the life sciences research market: cellular biochemistry and molecular biology.

Cellular biochemistry involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media which simulate under laboratory conditions (in vitro) the environment which surrounds such cells naturally (in vivo) and which facilitate their growth.

Molecular biology involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double- stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in structure to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products, and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed "genetic engineering" or "gene-splicing," the researcher modifies an organism's naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

The Company also serves industries which apply genetic engineering to the commercial production of otherwise rare or difficult to obtain substances with potential for significant utility. For example, in the biotechnology industry, these substances include interferons, interleukins, t-PA and monoclonal antibodies. The manufacturers of these materials require larger quantities of the same sera and other cell growth media that are also purchased in smaller quantities as research tools. Some of these new substances are manufactured in full scale production facilities, while others are being manufactured on a pre-production basis. Other industries involved in the commercial production of genetically engineered products include the pharmaceutical, food processing and agricultural industries. The Company is increasingly expanding its activities into related new markets for its products. These include genetic and identity testing, cell therapy and tissue engineering involving cell culture media and plant biotechnology applications.

                                   PRODUCTS
                                   --------

The Company is a major supplier of cell culture products used to maintain living cells for study in the laboratory. The Company's cell culture products consist of bovine serum, liquid and dry-powdered culture media, balanced salt solutions, other animal sera and plant tissue culture media. The Company also produces and markets a line of products to assist the researcher in analyzing cellular functions in mammals and other multicell organisms, including the growth and differentiation of cells and their immunological response. Sales of fetal bovine serum (FBS), a major product of the Company, accounted for 18% of the Company's net sales in 1994 and 1993, and 20% of the Company's net sales in 1992.

The Company is a major supplier of products used as research tools by molecular biologists, including restriction enzymes, DNA and RNA modifying enzymes, specialty reagents, research apparatus, nucleic acids and molecular biology systems.


                            GEOGRAPHIC INFORMATION
                            ----------------------

Information regarding geographic operations and sales required by this item is contained in the Financial Notes entitled "Geographic Data" on page F-18 of this 1994 Annual Report on Form 10-K.


                              SALES AND MARKETING
                              -------------------

At December 31, 1994, the Company had approximately 119 employees worldwide who were employed in direct field sales. Most of the Company's products are sold throughout the world by its own sales employees and the remaining products are sold through agents or distributors.


                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that a strong research and product development effort is important to its future growth. The Company's investment in research and development was $15.0 million in 1994, $14.5 million in 1993 and $13.9 million in 1992. An explanation of the changes in research and development expense for the above periods is contained under the caption "Research and Development (R&D) Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations provided under Part II, Item 7 on page 11 of this 1994 Annual Report on Form 10-K.

The Company conducts most of its research and development activities at its own facilities using its own personnel. At December 31, 1994, the Company had approximately 118 employees principally engaged in research and development. The Company's scientific staff is augmented by advisory relationships with a number of scientists.

The Company's research and development activities are aimed at providing new products for its current product lines and developing new applications for its products.


                                  COMPETITION
                                  -----------

Only one company is known to compete with the Company in all its major product lines but in each product line competition is offered by a number of companies, including companies substantially larger and with greater financial resources than LTI. In the Company's view, competitive position in its markets is determined by product quality, technical support, price, breadth of product line, timely product development and speed of delivery.


                             PATENTS AND LICENSES
                             --------------------

The Company has a number of patents and has pending applications for additional U.S. patents and corresponding foreign filings. The Company believes that because of the rapid pace of technological change in the field of biotechnology, the degree of protection which a patent provides is uncertain and of less significance than factors such as the knowledge and experience of the Company's management and personnel and their ability to define, enhance and market new products. In addition, the Company obtains nondisclosure and confidentiality agreements from all its employees believed to have access to proprietary information.

The Company has obtained rights to products or technologies under a number of license agreements with universities and others. In 1994, approximately 10% of the Company's net sales were related to products which were licensed from others or which incorporated technologies licensed from others. The Company intends to continue its current strategy of seeking licenses to technologies and products from sources around the world. The Company does not believe that any single product or technology licensed from others is material to its business as a whole.


                                   CUSTOMERS
                                   ---------

LTI has no single customer for its products which it deems to be material to its business as a whole. However, many of the Company's customers receive funding for their research either directly or indirectly from the federal government in the United States and from government agencies in various countries throughout the world.


                                   SUPPLIERS
                                   ---------

The Company buys materials for its products from many suppliers, including certain affiliate joint ventures, and is generally not dependent on any one supplier or group of suppliers. Raw materials, other than FBS, purchased from others are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of the Company's major products, its price is unstable and its supply could be limited since the availability of slaughtered cattle tends to be cyclical. The Company acquires raw FBS products from various suppliers including an affiliate joint venture. Some of these suppliers provide a major portion of the FBS available from a specific geographic region although no single supplier provides a majority of the total FBS available to the Company.

The Company believes it maintains a quantity of FBS inventory adequate to insure reasonable customer service levels while guarding against normal volatility in the supply of FBS available to the Company. FBS inventory quantities can fluctuate significantly as the Company balances varying customer demand for FBS against fluctuating supplies of FBS available to the Company. The Company believes it will be able to continue to acquire FBS in quantities sufficient to meet its customer's requirements.

                             GOVERNMENT REGULATION
                             ---------------------

Certain of the Company's cell culture products are subject to regulation under the Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, the Company's manufacturing facilities for the production of cell culture products are subject to periodic inspection primarily by the U.S. Food and Drug Administration (FDA) and other product-oriented federal agencies and various state and local authorities. Such facilities are believed to be in compliance with the requirements of the FDA's current Good Manufacturing Practices and other federal, state and local regulations.

The federal government oversees certain recombinant DNA research activities through the National Institutes of Health Guidelines for research involving recombinant DNA molecules (the NIH Guidelines). The NIH Guidelines prohibit or restrict certain recombinant DNA experiments, set forth levels of biological and physical containment of recombinant DNA molecules to be met for various types of research and require that institutional biosafety committees approve certain experiments before they are initiated. The NIH Guidelines now exempt most of the experiments conducted by the Company. The Company, however, voluntarily complies with the NIH Guidelines for its molecular and cell biology experiments. Compliance with the NIH Guidelines has not had, and the Company does not believe it will have in the future, a material effect on the capital expenditures, earnings or competitive position of the Company.

The Company has an Institutional Biosafety Committee, which has been approved and certified by the NIH Office of Recombinant DNA Activities, to oversee its laboratory practices concerning biological agents. Through training, practices, equipment and facilities, LTI follows the NIH Guidelines' hazard classification system recommendations for handling bacterial and viral agents, with capabilities through biosafety level three.

In addition to the foregoing, the Company is subject to other federal, state and local laws and ordinances applicable to its business, including the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act and various statutes and regulations applicable to the use of radioactive materials.


                                   EMPLOYEES
                                   ---------

At December 31, 1994, the Company had approximately 1,322 full-time and 58 part-time employees, approximately 479 of whom were employed outside the United States. Fewer than 10 employees are covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

ITEM 2.    PROPERTIES
- -------    ----------

The Company owns or leases the following principal properties, each of which contains manufacturing, storage, laboratory or office facilities:

                              Approximate
                              Floor Area in       Owned or
  Location                    Square Feet         Leased
  --------                    -------------       --------

Gaithersburg, Maryland            145,000          Leased
Paisley, Scotland                  90,000          Owned
                                   25,000          Leased
Grand Island, New York            117,000          Owned
                                   14,000          Leased
Frederick, Maryland                77,000          Leased
Auckland, New Zealand              60,000          Owned
                                    7,000          Leased
Christchurch, New Zealand          17,000          Leased
                                    4,000          Owned
Nelson, New Zealand                 5,000          Owned
Burlington, Ontario                19,000          Leased
Roskilde, Denmark                  18,000          Leased
Eggenstein, Germany                13,000          Leased
Ghent, Belgium                     12,000          Leased
Cergy Pontoise, France             12,000          Leased
Basel, Switzerland                 10,000          Leased
New Territories, Hong Kong          9,000          Leased

The terms of the leases for properties to which the Company is a party range in expiration dates from 1995 to 2011, and some are renewable.

Many of the Company's plants have been constructed, renovated, or expanded one or more times during the past ten years. The Company is currently using substantially all of its space and considers the facilities to be in a condition suitable for their current uses. Because of expected growth in the business and due to the increasing requirements of customers or regulatory agencies, the Company may need to acquire additional space or upgrade and enhance existing space during the next five years. The Company currently expects to consolidate its Gaithersburg, Maryland research and development efforts at a new R&D center to be constructed on a 20 acre site in Gaithersburg. The Company expects to spend approximately $30-35 million in 1995 through 1997 for this facility. Eventually, the Company expects to relocate its remaining Gaithersburg-based sales and administrative functions, including its corporate headquarters, to this site. Additional facilities will be constructed on the site as needed.

The Company estimates that it will spend between $15-18 million for capital expenditures during the year ending December 31, 1995. Capital spending in 1995 is anticipated to be for new and replacement machinery, equipment and management information systems as well as for facilities modernization, including the Company's new corporate R&D center in Maryland.

Additional information regarding the Company's properties is contained in the Financial Notes entitled "Property, Plant and Equipment" and "Leases" on pages F-8 and F-9 of this 1994 Annual Report on Form 10-K.

Item 3.   Legal Proceedings
- -------   -----------------

The Company is not involved in any pending or threatened legal proceedings (other than ordinary routine litigation incidental to its business) which the Company believes will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

None.


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

The Board of Directors elects all executive officers of the Company. Each executive officer holds his or her office until the earlier of his or her death, resignation, removal from office or the election or appointment of his or her successor. No family relationships exist among any of the Company's executive officers, directors or persons nominated to serve as such. The positions held and period during which the executive officers have served in those positions are set forth below:

J. STARK THOMPSON, Ph.D. (age: 53; years of service: 6) was elected President and Chief Executive Officer of the Company in August 1988 and became a director of the Company in September 1988. Prior to joining the Company, he had been with E.I. DuPont de Nemours & Company (DuPont) for 21 years. From June to August 1988, he had been Director of Sales and Marketing, North America, Diagnostics Division of DuPont. He was Director of the Diagnostics Systems Division between 1985 and June 1988. Prior thereto, he had been Business Director of the Diagnostic Systems Division from 1984 to 1985 with worldwide sales and marketing responsibility for the Division. Prior thereto, he had been Manager of DuPont's Instrument System Division and was responsible for general management of that Division.

THOMAS M. COUTTS (age: 50; years of service: 25) was elected Senior Vice President and General Manager, European Division, effective March 1, 1989. Prior thereto, he had been Vice President of Life Technologies, Europe, since prior to 1987.

JOHN V. COOPER, (age 43; years of service: 3) was elected Vice President and General Manager, America's Research Products Division, effective April 13, 1993. Prior to joining the Company, he had been Worldwide Business Manager for DuPont since prior to 1987.

BRIAN D. GRAVES (age: 53; years of service: 13) was elected Vice President and General Manager, U.S. Industrial Bioproducts Division, effective July 1, 1990. Prior thereto, he had been Vice President of Sales and Marketing, U.S. Research Products Division, for the Company since prior to 1987.

GEORGE E. LOWKE, Ph.D. (age: 55; years of service: 5) joined the Company on September 11, 1989 as Vice President, Research and Development. He previously had been Vice President, Research and Development - Diagnostics for IGEN Inc. from December 1987 to September 1989. Prior thereto, he had been Vice President, Product Development for Ortho Diagnostics, Inc., a subsidiary of Johnson & Johnson, Inc., since prior to 1987.

TIMOTHY E. PIERCE, Ph.D. (age: 53; years of service: 4) joined the Company in August of 1990 as Vice President and General Manager, Asia Pacific Division. Prior to joining the Company, he had been General Manager, Asia Pacific, for Technicon Instruments Corporation since prior to 1987.

JOSEPH C. STOKES, Jr. (age: 47; years of service: 6) was elected Vice President, Finance, Secretary and Treasurer, effective March 1, 1989. Prior thereto, he had been Treasurer of The Dexter Corporation since prior to 1987.

ROSEMARY J. VERSTEEGEN, Ph.D., (age: 46; years of service: 13) was elected a Vice President of the Company on April 16, 1991. Since 1982 she held several managerial positions with the Company. Prior thereto, she worked for Litton Industries as a staff scientist.


                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
- -------   -----------------------------------------------------------------
          Matters
          -------

The Company's common stock is traded on The Nasdaq Stock Market under the symbol: LTEK. The high and low sales prices for the Company's Common Stock for each quarter of 1993 and 1994 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-17 of this 1994 Annual Report on Form 10-K.

The number of holders of record of the Company's Common Stock at February 21, 1995 was 631. At February 21, 1995, The Dexter Corporation owned approximately 54.4% of the outstanding Common Stock of the Company.

The Company's Board of Directors has declared a $.05 per share dividend in each quarter of the previous three years and expects to consider the declaration and payment of quarterly dividends based on future operating results.


                       ITEM 6.   SELECTED FINANCIAL DATA
                       -------   -----------------------

This information has been derived from, and should be read in conjunction with, the related consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 1994 Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                            -----------------------
                 (amounts in thousands, except per share data)

- ------------------------------------------------------------------------------------
                                 1994       1993       1992       1991       1990
- ------------------------------------------------------------------------------------
FOR THE YEAR
 Revenues                      $235,262   $205,616   $197,640   $171,339   $151,636
 Research & development
  expenses                       15,000     14,463     13,892     12,974     12,514
 Restructuring charges                -        420          -      1,200        156
 Operating income                27,506     25,638     24,540     18,855     19,026
 Investment income, net of
  interest expense                  585        381        492      1,272      4,270
 Net income                      18,207     16,560     15,487     12,125     15,362
 Capital expenditures          $ 12,123   $  7,230   $ 16,424   $  9,406   $  7,039
 Return on average
  stockholders' equity             15.2%      16.0%      16.6%      11.4%      13.7%
 Average shares outstanding
  including dilutive common
  stock equivalents              15,071     15,091     15,079     14,838     13,787
- ------------------------------------------------------------------------------------
AT DECEMBER 31
 Cash & cash
  equivalents                  $ 13,246   $  7,927   $  7,652   $  5,748   $ 56,068
 Working capital                 69,542     58,923     50,528     53,696     94,185
 Total assets                   171,747    145,790    130,049    116,381    151,700
 Convertible subordinated
  debentures                          -          -          -          -      4,095
 Stockholders' equity           130,129    110,000     96,680     90,409    123,168
  Per share                    $   8.69   $   7.36   $   6.48   $   6.09   $   9.00
 Shares outstanding              14,981     14,951     14,925     14,857     13,688
- ------------------------------------------------------------------------------------
PER SHARE
 Net income:
  Primary                      $   1.21   $   1.10   $   1.03   $    .82   $   1.11
  Fully diluted                    1.20       1.10       1.03        .81       1.07
 Cash dividends declared            .20        .20        .20       3.65          -
 Market price:
  High                           20 1/4     26         23 1/4     29         20 1/4
  Low                            15         15 3/4     15 3/4     13 3/4     12 5/8
  Close                          19 1/2     18 1/2     21 3/4     17 1/2     18 5/8
- ------------------------------------------------------------------------------------

Dividends - Prior to 1991, the Company retained its earnings for use in the business. On February 26, 1991, the Board of Directors of the Company declared a special cash dividend of $3.50 per share payable in March 1991. The Board has declared quarterly dividends of $0.05 per share in each quarter since the special dividend.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

This information should be read in conjunction with the related consolidated financial statements and notes thereto contained elsewhere in this 1994 Annual Report on Form 10-K.


MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

GENERAL

The Company develops, manufactures, and sells cell and molecular biology products and cell culture products under the GIBCO BRL brand name. Cell and molecular biology products are used by scientists to identify, isolate, and manipulate the metabolic processes and genetic material of living organisms. Cell culture products include cell and tissue culture media, reagents, fetal bovine serum (a major product of the Company), and other animal sera. These products are used by scientists to grow cells under laboratory conditions and are also used increasingly for the commercial manufacture of pharmaceuticals and other life sciences products.

RESULTS OF OPERATIONS

REVENUES

The major product line components of net sales for 1994, 1993 and 1992 compare as follows:

- ----------------------------------------------------------
(amounts in thousands)          1994      1993      1992
- ----------------------------------------------------------
Cell and molecular biology    $ 94,034  $ 79,302  $ 71,521
Cell culture                   141,161   125,647   126,017
- ----------------------------------------------------------
Net sales                     $235,195  $204,949  $197,538
==========================================================

Net sales for 1994 were $235.2 million, an increase of $30.2 million, or 15%, over 1993. Sales of products other than FBS increased $23.4 million, or 14%, over 1993 sales levels. FBS sales were $4.8 million higher in 1994 than in 1993. Higher unit sales of FBS increased 1994 net sales by $6.5 million while lower unit selling prices reduced net sales by $1.7 million when compared with 1993. Currency exchange rate changes increased 1994 net sales by $2.0 million when compared with 1993.

Net sales for 1993 were $204.9 million, an increase of $7.4 million, or 4%, over 1992. Sales of products other than FBS increased $16.5 million, or 11%, over 1992 sales levels. FBS sales were $1.3 million lower in 1993 when compared with 1992 due to lower unit selling prices and lower unit sales in 1993, principally to industrial customers. Changes in currency exchange rates decreased 1993 net sales by $7.8 million when compared with 1992

FBS represented 18% of net sales in 1994 and 1993 and 20% in 1992.

Royalty income was $0.1 million, $0.7 million and $0.1 million in 1994, 1993 and 1992, respectively. Royalty income represents licensing fees paid to the Company for technologies developed from research efforts undertaken for the Company's discontinued molecular diagnostics product line.

COST OF SALES - GROSS MARGIN

Gross margins were 47.3% of net sales in 1994 compared with 50.3% in 1993.
Gross margins declined in the 1994 period principally due to lower FBS gross margins and higher royalty expense in the 1994 period. FBS gross margins were lower because of a decline in unit selling prices and an increase in unit costs.

Gross margins were 50.3% of net sales for both 1993 and 1992. In 1993, the Company decreased the FBS LIFO reserve by $0.3 million due to falling FBS costs and increased the LIFO reserve for other U.S. cell culture inventories by $0.3 million reflecting rising costs for these products. The Company increased the LIFO reserve by $0.5 million in 1992 as costs for FBS and other U.S. cell culture inventories were rising.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were 29.2% of net sales in 1994, 30.8% of net sales in 1993 and 30.9% of net sales in 1992. The Company continues to realize efficiencies in its marketing and administrative programs as its sales increase.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES

Research and development expenses were $15.0 million in 1994, $14.5 million in 1993 and $13.9 million in 1992. R&D expenses in 1994, 1993 and 1992 were primarily directed toward developing new products and business solutions for the Company's life sciences research and industrial bioprocessing customers.

Research and development expenses represented 6.4%, 7.1% and 7.0% of net sales in 1994, 1993 and 1992, respectively.

RESTRUCTURING

In the fourth quarter of 1993, the Company restructured its European operations to better align expenses with expected sales levels. Also in the fourth quarter of 1993 the Company completed the restructuring of its North American FBS collection operations with the disposition of an FBS collection subsidiary. The restructuring charge of $0.4 million in the fourth quarter of 1993 includes severance costs for ten employees who left the Company as a result of the European restructuring, costs related to closing a distribution center in eastern Germany and costs related to the FBS restructuring.

OPERATING INCOME

Operating income for 1994 was $27.5 million, an increase of $1.9 million, or 7%, compared with 1993. Higher net sales in 1994 compared with 1993 were the primary reason for the increase in operating income. The percentage increase in operating income was less than the percentage increase in net sales as gross margins were lower in 1994 compared with 1993. Changes in currency exchange rates used to translate non-U.S. earnings to U.S. dollars increased operating income in 1994 by $0.4 million when compared with 1993.

Operating income for 1993 was $25.6 million, an increase of $1.1 million, or 4%, compared with 1992. Higher net sales and royalty income in 1993, offset by the $0.4 million restructuring charge, were the main reasons for the increase in operating income. Changes in currency exchange rates used to translate non-

U.S. earning to U.S. dollars reduced operating income in 1993 by $2.0 million when compared with 1992.

OTHER INCOME AND EXPENSES

Investment income was $0.6 million in 1994, $0.4 million in 1993 and $0.6 million in 1992. Investment income in 1994, 1993 and 1992 included $0.3 million, $0.2 million and $0.3 million, respectively, related to an interest bearing note received upon the disposition of the Company's molecular diagnostics product line in late 1990. The note is scheduled to mature in 1995-1997. The Company is currently renegotiating the terms of this note. Other income includes equity income from the Company's Japanese joint venture of $0.7 million in 1994, $0.5 million in 1993 and breakeven in 1992.

INCOME TAXES

Income taxes were 36% of pre-tax income in 1994 and 1993, compared with 36.5% in 1992. The Company adopted Financial Accounting Standard No. 109 (FAS 109), Accounting for Income Taxes, in the first quarter of 1993. The impact of adopting FAS 109 was not significant to the Company's net income or financial position.

NET INCOME

Net income for 1994 was $18.2 million, an increase of 10% over net income for 1993 of $16.6 million. Earnings per share were $1.21 for 1994, up 10% compared with earnings per share of $1.10 for 1993. Higher operating and other income were the primary reasons that net income and earnings per share increased when comparing 1994 with 1993.

Net income for 1993 was $16.6 million, an increase of 7% over the prior year's net income of $15.5 million. Earnings per share were $1.10 for 1993, up 7% compared with earnings per share of $1.03 for 1992. Higher operating income, higher earnings from the Company's joint venture in Japan and the lower income tax rate in 1993 were the principal reasons for the increase in earnings in 1993 when compared with 1992.

LOOKING AHEAD

The Company expects to continue to concentrate on its core cell and molecular biology and cell culture product lines in 1995. Future trends in the markets may be affected by government funding for life sciences research, the number of new products developed and introduced by the Company's customers, and changes in technology and scientific discoveries.

Changes in currency exchange rates, the supply and price of FBS, the global economic situation and the availability of well-trained employees throughout the world are factors that could have a significant effect on the Company in 1995. Significant strengthening of the U.S. dollar against non-U.S. currencies, especially European currencies, could have a negative impact on the Company's results. Volatility in the FBS market will continue to have a significant impact on the Company's results. The market volatility of FBS and the increasing demand for alternative media provide strong incentive to develop products and technologies which are not dependent on animal sera raw materials. The Company will continue to actively seek out highly motivated and well-educated individuals to become employees of the Company.

Heightened worldwide safety and environmental concerns are likely to lead to increased regulation in these areas. The Company is committed to safeguarding the safety and health of its employees and the environment and will remain pro-active in complying with all Federal, state and local regulations.

LIQUIDITY AND CAPITAL RESOURCES

1994 CASH FLOWS

The Company generated $21.4 million in cash from operations during 1994. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1994. During 1994, the Company used $2.9 million in cash to increase its inventories, mostly due to increases in inventory quantities. This increase was for normal working capital increases related to higher sales and customer service levels in 1994. The Company used $5.0 million in cash related to higher levels of accounts receivable. This increase is principally related to higher sales levels.

The Company paid $12.5 million in cash for property, plant and equipment in 1994. Capital spending in 1994 was for new and replacement machinery and equipment related to the Company's ongoing business operations and for facilities expansion and modernization programs. The Company used $1.3 million in 1994 to acquire new businesses.

The Company borrowed various amounts up to $3.1 million during 1994 at prevailing market rates of interest under a revolving line of credit made available by The Dexter Corporation (Dexter), an affiliate of the Company, to meet short-term working capital needs. There were no borrowings outstanding at December 31, 1994. The Company currently has an unused line of credit with a bank totaling $20 million and a short-term revolving credit facility with Dexter in the amount of $8 million.

LOOKING AHEAD

Capital expenditures in 1995 are expected to be between $15-18 million. Capital spending in 1995 is anticipated to be for new and replacement machinery, equipment and management information systems as well as for facilities modernization, including the Company's new corporate R&D center in Maryland.
The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from Dexter to meet its anticipated working capital and capital expenditure requirements in 1995.

The Board of Directors intends to continue to consider the declaration and payment of quarterly dividends in the future based on the operating performance of the Company.

The Company is actively evaluating licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company may fund these transactions using cash from operations, debt, equity, or other sources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------   -------------------------------------------

The Financial Statements and Supplementary Data appear on pages F-1 through F-18 of this 1994 Annual Report on Form 10-K.

ITEM 9.   Changes in and disagreements with accountants on Accounting and
- -------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.


                                   PART III
                                   --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

Information regarding directors of the Company and compliance by the directors and officers of the Company with certain reporting requirements pursuant to
Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement, which is incorporated herein by reference. Information regarding executive officers of the Company is included in Part I hereof, under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

The information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement, which is incorporated herein by reference (except for the "Report of the Compensation and Organization Committee and Stock Option Committee on Executive Compensation" and the "Performance Graph").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

The information required by this item is contained under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

The information required by this item is contained under the caption "Proposal No. 1 - Election of Directors" and under the headings "Certain Relationships and Related Transactions", "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" of the Company's Proxy Statement, which is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------  ----------------------------------------------------------------

 (a) (1)  Financial Statements:

          a.  Report of Independent Accountants

          b. Consolidated Statement of Income for the years ended December 31, 1994, 1993 and 1992

          c.  Consolidated Balance Sheet as of December 31,
              1994 and 1993

          d. Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992

          e.  Notes to Consolidated Financial Statements

 (a) (2)  Financial Statement Schedules:

          None.

          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's 1994 consolidated financial statements.

 (a) (3)  Exhibits:

          Exhibit numbers 10(A),(B),(C),(D),(E),(F),(G),(H),(I),(J) and (K) are
          management contracts, compensatory plans or arrangements.

          3(A) Certificate of Incorporation of the Registrant including Amendment to Certificate of Incorporation dated April 17, 1987, previously filed as Exhibit 3(A) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

          3(B) By-laws of the Registrant as amended and restated on April 16, 1991, previously filed as Exhibit 3(B) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference.

          4(A) Instruments defining the rights of security holders, including indentures.

                Registrant by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of its long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrant and its subsidiaries on a consolidated basis.

         10(A) 1984 Stock Option Plan, previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, No. 33-21807, dated May 12, 1988, which is incorporated herein by reference.

         10(B)  Executive Supplemental Retirement Plan, previously filed as
                Exhibit 10(B) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, SEC file no. 0-14991, which is incorporated herein by reference.

         10(C) Executive Deferred Compensation Benefit Plan, previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, No. 33-7993, dated October 1, 1986, which is incorporated herein by reference.

         10(D) Employment Agreement dated June 23, 1989, between the Registrant and Dr. J. Stark Thompson regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as
                Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, SEC file no. 0-14991, which is incorporated herein by reference.

         10(E) Employment Agreement dated June 23, 1989, between the Registrant and Joseph C. Stokes, Jr. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as
                Exhibit 10(E) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

         10(F) Employment Agreement dated June 23, 1989, between the Registrant and Thomas M. Coutts regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as
                Exhibit 10(F) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

         10(G) Employment Agreement dated September 11, 1989, between the Registrant and George E. Lowke, Ph.D. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(G) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

         10(H) Employment Agreement dated April 13, 1993, between the Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, SEC file no. 0-14991, which is incorporated herein by reference.

         10(I) Executive Deferred Compensation Benefit Plan, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, SEC file no. 0-14991, which is incorporated herein by reference.

         10(J) Employment agreement dated July 1, 1990, between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as
                Exhibit 10(J) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

         10(K) 1991 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9, 1991, which is incorporated herein by reference.

         11     Statement re:  computation of per share earnings.

         21     Subsidiaries of the Registrant.

         23     Consent of Independent Accountants.

         27     Financial Data Schedule.

         Exhibits other than those incorporated herein by reference have been included in copies of this Form 10-K filed with the Securities and Exchange Commission. The Registrant agrees that it will furnish, without charge, a copy of any such exhibits to each stockholder of the Registrant upon the written request therefor to the Registrant.

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits

         See (a) 1 (3) above.

(d)      Financial Statement Schedules

         See (a) 1 (2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 24, 1995               LIFE TECHNOLOGIES, INC.
                                      (Registrant)


                                      By /s/ Joseph C. Stokes, Jr.
                                      ------------------------------------
                                      Joseph C. Stokes, Jr.
                                      Vice President, Finance,
                                      Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Thomas H. Adams, Ph.D.            /s/ Jerry E. Robertson, Ph.D.
- --------------------------------------------------------------------------
Thomas H. Adams, Ph.D.                Jerry E. Robertson, Ph.D.
Director                              Director


/s/ Frederick R. Adler                /s/ Donald C. Sutherland
- --------------------------------------------------------------------------
Frederick R. Adler                    Donald C. Sutherland
Director                              Director


                                      /s/ J. Stark Thompson, Ph.D.
- --------------------------------------------------------------------------
Richard Axel, M.D., Ph.D.             J. Stark Thompson, Ph.D.
Director                              Director and
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


/s/ Betsy Z. Cohen                    /s/ K. Grahame Walker
- --------------------------------------------------------------------------
Betsy Z. Cohen                        Chairman of the Board of Directors
Director


/s/ Paul A. Marks, M.D.              /s/ Joseph C. Stokes, Jr.
- --------------------------------------------------------------------------
Paul A. Marks, M.D.                  Joseph C. Stokes, Jr.
Director                             Vice President, Finance
                                     Secretary and Treasurer
                                     (Principal Financial Officer)


/s/ Robert E. McGill, III             /s/ C. Eric Winzer
- --------------------------------------------------------------------------
Robert E. McGill, III                 C. Eric Winzer
Director                              Controller
                                      (Principal Accounting Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                      Financial Statements:                         Page

                Index to Financial Statements and Schedules          F-1

                Report of Independent Accountants                    F-2

                Consolidated Statement of Income for the
                years ended December 31, 1994, 1993 and 1992         F-3

                Consolidated Balance Sheet as of December 31,
                1994 and 1993                                        F-4

                Consolidated Statement of Cash Flows for the
                years ended December 31, 1994, 1993 and 1992         F-5

                Notes to Consolidated Financial Statements           F-6


                        Financial Statement Schedules:

                None.

All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's 1994 consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Life Technologies, Inc.


We have audited the consolidated financial statements of Life Technologies, Inc. and its subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



                                         Coopers & Lybrand L.L.P.


Washington, D.C.
January 23, 1995

                       Consolidated Statement of Income
                 (amounts in thousands, except per share data)

- ------------------------------------------------------------------
For the years ended December 31,      1994       1993       1992
- ------------------------------------------------------------------
Revenues:
  Net sales                         $235,195   $204,949   $197,538
  Net royalties                           67        667        102
- ------------------------------------------------------------------
   Total revenues                    235,262    205,616    197,640
- ------------------------------------------------------------------
Expenses:
  Cost of sales                      123,988    101,874     98,253
  Marketing and administrative        68,768     63,221     60,955
  Research and development            15,000     14,463     13,892
  Restructuring                            -        420          -
- ------------------------------------------------------------------
   Total expenses                    207,756    179,978    173,100
- ------------------------------------------------------------------
Operating income                      27,506     25,638     24,540
- ------------------------------------------------------------------
Other income (expense):
  Investment income                      615        425        556
  Interest expense                       (30)       (44)       (64)
  Other, net                             534       (144)      (642)
- ------------------------------------------------------------------
   Total other income (expense)        1,119        237       (150)
- ------------------------------------------------------------------
Income before income taxes            28,625     25,875     24,390
Income taxes                          10,305      9,315      8,903
- ------------------------------------------------------------------
Income before minority interests      18,320     16,560     15,487
Minority interests                      (113)         -          -
- ------------------------------------------------------------------
Net income                          $ 18,207   $ 16,560   $ 15,487
- ------------------------------------------------------------------
Average shares outstanding            15,071     15,091     15,079
- ------------------------------------------------------------------
Primary net income per share           $1.21      $1.10      $1.03
- ------------------------------------------------------------------
Dividends declared per share            $.20       $.20       $.20
- ------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                          Consolidated Balance Sheet
                   (amounts in thousands, except share data)

- ----------------------------------------------------------------------
December 31,                                         1994       1993
- ----------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 13,246   $  7,927
  Accounts receivable, net                           36,163     29,901
  Inventories:
    FIFO                                             58,705     52,771
    LIFO reserve                                     (5,995)    (5,094)
- ----------------------------------------------------------------------
    Total inventory                                  52,710     47,677
  Prepaid expenses                                    1,974      2,352
  Current deferred tax assets                         3,475      3,776
- ----------------------------------------------------------------------
    Total current assets                            107,568     91,633
Property, plant and equipment, net                   48,043     40,394
Investments and other assets                          9,796      8,475
Excess of cost over net assets of businesses
  acquired, net                                       6,340      5,288
- ----------------------------------------------------------------------
    Total assets                                   $171,747   $145,790
- ----------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 14,358   $ 13,217
  Dividends payable                                     749        748
  Accrued income taxes                               11,326      9,460
  Accrued liabilities and expenses                   11,593      9,285
- ----------------------------------------------------------------------
    Total current liabilities                        38,026     32,710
Deferred income taxes                                 1,871      1,898
Minority interests                                      541          -
Other                                                 1,180      1,182
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, one million
    shares authorized, none issued
  Common stock, $.01 par value, 50 million
    shares authorized, issued and outstanding
    14,980,799 in 1994 and
    14,951,383 in 1993                                  150        150
  Additional paid-in capital                         42,561     42,184
  Retained earnings                                  89,184     73,972
  Currency exchange effects                          (1,766)    (6,306)
- ----------------------------------------------------------------------
     Total stockholders' equity                     130,129    110,000
- ----------------------------------------------------------------------
     Total liabilities and stockholders' equity    $171,747   $145,790
- ----------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                     Consolidated Statement of Cash Flows
                            (amounts in thousands)


- --------------------------------------------------------------------------
For the years ended December 31,                 1994      1993       1992
- --------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                  $ 18,207   $16,560   $ 15,487
 Non-cash items:
  Depreciation                                  5,996     5,336      4,284
  Amortization                                    512       487        447
  Deferred income taxes                           229       (86)        82
  Other                                           516      (451)        90
 Changes in assets and liabilities net of
   divestitures/acquisitions:
  Accounts receivable                          (4,994)     (504)    (3,725)
  Inventories                                  (2,939)   (7,684)    (3,028)
  Prepaid expenses                                471      (446)         -
  Accounts payable and accrued expenses         1,580    (1,474)     5,279
  Accrued income taxes                          1,775       586      2,707
- --------------------------------------------------------------------------
 Cash provided by operations                   21,353    12,324     21,623
- --------------------------------------------------------------------------
Investments:
 Capital expenditures                         (12,533)   (8,085)   (15,367)
 Business acquisitions                         (1,287)        -     (1,259)
 Issuance of long-term note receivable              -      (911)         -
 Other                                             17      (123)       444
- --------------------------------------------------------------------------
 Cash used in investing activities            (13,803)   (9,119)   (16,182)
- --------------------------------------------------------------------------
Financing:
 Dividends paid                                (2,993)   (2,987)    (2,977)
 Proceeds from exercise of stock options          308       374        817
- --------------------------------------------------------------------------
 Cash used in financing activities             (2,685)   (2,613)    (2,160)
- --------------------------------------------------------------------------
Effect of exchange rate changes on cash           454      (317)    (1,377)
- --------------------------------------------------------------------------
Increase in cash and cash equivalents           5,319       275      1,904
Cash and cash equivalents at beginning
 of year                                        7,927     7,652      5,748
- --------------------------------------------------------------------------
Cash and cash equivalents at end of year     $ 13,246   $ 7,927   $  7,652
- --------------------------------------------------------------------------
Supplemental cash flow information:
 Income tax payments, net of refunds         $  8,057   $ 8,515   $  5,999
- --------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                          FINANCIAL NOTES
- --------------------------------------------------------------------------------
BASIS OF CONSOLIDATION AND PRESENTATION:

The consolidated financial statements include the accounts of Life Technologies, Inc. (the Company or Life Technologies) and its majority owned subsidiaries. Intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements. Investments in affiliated companies (20% to 50% Life Technologies' ownership) are recorded in the consolidated financial statements using the equity method of accounting except in cases where the Company can effectively exercise control. In these cases, the accounts of the affiliate are included in the Company's consolidated financial statements.

BUSINESS SEGMENTS:

The Company is engaged in one line of business. The Company produces and sells products used principally in life sciences research and commercial manufacture of genetically engineered products.

Sales of fetal bovine serum accounted for 18% of net sales in 1994 and 1993 and 20% of net sales in 1992.

BUSINESS ACQUISITIONS:

In August 1994, the Company acquired certain assets of a distributor of life sciences research products serving Sweden, for $1.7 million. One million dollars of the purchase price was deferred and will be paid over three years, ending in 1997. The acquisition was accounted for as a purchase.

In October 1992, the Company acquired certain assets of Telios Pharmaceuticals, Inc. used in the manufacture and sale of extracellular matrix research reagents. The assets were purchased for $1.3 million. The acquisition was accounted for as a purchase.

TECHNOLOGY AGREEMENTS:

The Company has obtained rights to products or technologies under a number of licensing agreements or patents. The cost of technologies acquired from outside sources is capitalized and amortized over the legal or expected useful life where the technologies are currently commercially applicable. Where considerable development effort is required to have acquired technologies become part of the Company's product lines, the cost of the technologies are reported as research and development expense. Internal efforts to develop or patent technologies are expensed when incurred.

The Company also licenses technology it has developed to others. The Company recognizes revenue on these licenses when payment is reasonably certain. Revenues are reduced by related transaction expenses.

NET INCOME PER SHARE:

Primary net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents.

RELATED PARTY - DEXTER:

At December 31, 1994, The Dexter Corporation (Dexter) owned approximately 54.5% of the outstanding shares of the Company's common stock. Most transactions with Dexter are administrative in nature (e.g., insurance) and the Company has no significant product sales to Dexter or its affiliates. Two executives of Dexter served as directors of the Company and Dexter in 1994.

The Company borrowed various amounts up to $3.1 million and $4.5 million from Dexter in 1994 and 1993, respectively, under an $8.0 million revolving line of credit to finance short-term working capital needs. Borrowings under the line of credit were at prevailing market interest rates. There were no amounts outstanding under this line of credit at year end 1994 or 1993.

CASH AND CASH EQUIVALENTS:

Cash equivalents are highly liquid short-term investments readily convertible into cash. Cash equivalents consist primarily of time deposits and certificates of deposit with various financial institutions throughout the world. These investments are carried at cost, which approximates market, mature within 90 days and are therefore subject to minimal risk.

ACCOUNTS RECEIVABLE:

Accounts receivable are reduced by allowances of $446,000 and $424,000 at December 31, 1994 and 1993, respectively.

INVENTORIES:

Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is used for determining costs of approximately one half of U.S. inventories, while the remaining U.S. and all international inventories are valued on the FIFO (first-in, first-out) method. Inventories valued at cost using LIFO were approximately 35% and 34% of total inventories at December 31, 1994 and 1993, respectively. Inventories were as follows:

- -------------------------------------------------------------
(amounts in thousands)                        1994      1993
- -------------------------------------------------------------
Materials and supplies                      $ 8,811   $11,562
Work in process                               6,088     4,754
Finished goods                               43,806    36,455
- -------------------------------------------------------------
Total FIFO value                             58,705    52,771
LIFO reserve                                 (5,995)   (5,094)
- -------------------------------------------------------------
Total inventory                             $52,710   $47,677
- -------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are carried at cost. Depreciation is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from 3 to 50 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $2.5 million in 1994, $2.7 million in 1993 and $2.4 million in 1992.

The cost and accumulated depreciation of property, plant and equipment were as follows:

- -------------------------------------------------------------------------
(amounts in thousands)                                   1994       1993
- -------------------------------------------------------------------------
Land and land improvements                            $  3,163   $  3,070
Buildings and leasehold improvements                    23,991     20,812
Machinery and equipment                                 45,717     39,156
Construction-in-process                                  6,477      2,426
- -------------------------------------------------------------------------
Total cost                                              79,348     65,464
Accumulated depreciation                               (31,305)   (25,070)
- -------------------------------------------------------------------------
Property, plant and equipment, net                    $ 48,043   $ 40,394
- -------------------------------------------------------------------------


INVESTMENTS AND OTHER ASSETS:

Significant components of investments and other assets were as follows:

- -------------------------------------------------------------------------
(amounts in thousands)                                   1994       1993
- -------------------------------------------------------------------------
Pension and retirement related                          $3,180     $3,244
Investment in, and advances to, affiliated companies     4,043      2,760
Deferred tax assets                                      1,595      1,169
Patents and licenses, net of amortization                  422        613
Other                                                      556        689
- -------------------------------------------------------------------------
Total investments and other assets                      $9,796     $8,475
- -------------------------------------------------------------------------

The significant affiliated company included above is Life Technologies Oriental, Inc. (LTOKK), the Company's 50% owned joint venture in Japan. The Company accounts for LTOKK using the equity method and reported $0.7 million and $0.5 million of equity income in 1994 and 1993, respectively. LTOKK had net sales of $24.5 million in 1994 and $21.2 million in 1993. The Company has made advances in the form of loans to LTOKK to meet its working capital and financing needs. The Company had loans to LTOKK of $2.5 million ((Yen) 250 million) and $2.3 million ((Yen) 250 million) at December 31, 1994 and 1993, respectively. LTOKK has received loans from the other joint venture partner for a like amount.
LTOKK may borrow up to an additional (Yen) 100 million from each joint venture partner under the current loan provisions.

EXCESS ACQUISITION COSTS:

The excess of costs over the net asset values of businesses acquired is amortized on a straight-line basis principally over 30 years. The Company assesses the recoverability of net cost in excess of net assets of acquired companies by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating earnings. Accumulated amortization at December 31, 1994 and 1993, amounted to $3.0 million and $2.7 million, respectively.

ACCRUED LIABILITIES AND EXPENSES:

Accrued liabilities and expenses were as follows:

- ----------------------------------------------------------------------------
(amounts in thousands)                                        1994     1993
- ----------------------------------------------------------------------------
Salaries, wages and benefits                                 $ 2,933  $2,242
Compensated absences                                           1,822   1,674
Retirement plans                                               2,230   2,187
Royalties                                                      1,196     502
Deferred taxes                                                   424       -
Restructuring and discontinued
  operations accruals                                            359     451
Other                                                          2,629   2,229
- ----------------------------------------------------------------------------
Total accrued liabilities and expenses                       $11,593  $9,285
- ----------------------------------------------------------------------------


LEASES:

The Company leases buildings, automobiles and equipment under operating lease arrangements. These leases contain various renewal options, purchase options and escalation clauses. The total rental expense of all leases was $5.8 million in 1994, $5.9 million in 1993 and $5.8 million in 1992.

The future minimum rental payments required under noncancellable operating leases as of December 31, 1994 were as follows:

- ----------------------------------------------------------------------------
For the years ending December 31:                    (amounts in thousands)
- ----------------------------------------------------------------------------
           1995                                                  $ 4,851
           1996                                                    3,990
           1997                                                    2,484
           1998                                                    1,058
           1999                                                      966
           2000 and thereafter                                     1,922
- ----------------------------------------------------------------------------
Total minimum lease payments                                     $15,271
- ----------------------------------------------------------------------------


CONTINGENCIES:

At December 31, 1994, there were a number of actions by individuals pending against numerous defendants, including Dexter, alleging injuries resulting from the use of diethylsibestrol (DES). Dexter's involvement with DES products arose from the acquisition in 1970 by the Company of a pharmaceutical supplier which allegedly sold these products. Upon the Company's sale of this pharmaceutical supplier in 1985, Life Technologies agreed to indemnify Dexter for all costs, liabilities and expenses incurred in connection with product liability suits relating to DES. Over the past several years, DES claims against Dexter have been settled for nominal amounts, withdrawn, or resulted in defense verdicts.

Litigation is subject to many uncertainties and it is reasonably possible that some of the legal actions or proceedings referred to above could be decided unfavorably to the Company. Although the amount of liability at December 31, 1994 with respect to these matters could not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

RETIREMENT BENEFITS:

The Company has a qualified pension plan (defined benefit) and deferred profit sharing plan (defined contribution) for substantially all United States (U.S.) employees. The Company also sponsors an unfunded, nonqualified supplementary retirement plan for certain senior management. The Company has purchased life insurance on the lives of participants designed to provide sufficient funds to recover all costs of the plan. In addition to the above plans, the Company sponsors an unfunded, nonqualified executive supplemental plan that provides for a target benefit based upon compensation in the five years before retirement, which benefit is then offset by other benefits payable to the participant. With respect to its qualified U.S. pension plan, the Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon the employee's highest average compensation in any consecutive five year period in the ten years before retirement.

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The only significant non-U.S. defined benefit plan is for United Kingdom (U.K.) employees. The Company's policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employees' highest average base compensation over three consecutive years.

The components of net periodic pension cost and other pension costs for the pension plans during the years 1994, 1993 and 1992 are provided in the following table.

- -----------------------------------------------------------------------------
(amounts in thousands)                               1994      1993     1992
- -----------------------------------------------------------------------------
Pension Plans:
  Service cost                                      $1,705   $ 1,132   $  978
  Interest cost                                      1,352     1,065      894
  Actual return on assets                             (318)   (1,138)    (541)
  Net amortization and deferrals                      (272)      502     (148)
- -----------------------------------------------------------------------------
Net periodic pension costs                           2,467     1,561    1,183
Deferred profit sharing plan                           461       350      553
Defined contribution plans and other                   239       293      467
- -----------------------------------------------------------------------------
Total pension costs                                 $3,167   $ 2,204   $2,203
- -----------------------------------------------------------------------------

The assumptions used in accounting for pensions in 1994, 1993 and 1992 were as follows:

                                                      1994   1993    1992
- -----------------------------------------------------------------------------
 Pension plan assumptions:
  Discount rate
    Beginning of year:
      U.S.                                            6.75%  7.50%   7.50%
      U.K.                                            6.75%  9.75%  10.50%
    End of year:
      U.S.                                            8.50%  6.75%   7.50%
      U.K.                                            9.75%  6.75%   9.75%
  Average wage increase
      U.S.                                            6.00%  6.00%   6.00%
      U.K.                                            6.00%  6.00%   7.00%
  Expected long-term rate of
    return on plan assets
      U.S.                                            9.00%  9.00%   10.0%
      U.K.                                            8.00%  8.00%    9.0%
- -----------------------------------------------------------------------------

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The average wage increase assumption reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plans. The expected long-term rate of return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans.

The funded status of the Company's pension plans and amounts recognized at December 31, 1994 and 1993 were as follows:


- ------------------------------------------------------------------------------
                                         Plans Where            Plans Where
                                        Assets Exceed      Accumulated Benefits
                                     Accumulated Benefits      Exceed Assets
- ------------------------------------------------------------------------------
(amounts in thousands)                  1994      1993         1994      1993
- ------------------------------------------------------------------------------
Actuarial present value of
  benefit obligation:
     Vested                            $ 8,886   $10,512     $ 1,147   $ 1,300
     Accumulated                         9,461    11,366       1,195     1,342
     Projected                          15,549    18,303       1,249     1,380
Plan assets at fair market
 value                                  13,944    11,806           -         -
- ------------------------------------------------------------------------------
Projected benefit
 obligation
  in excess of plan assets              (1,605)   (6,497)     (1,249)   (1,380)
Unrecognized net
 (gain)/loss                            (1,523)    5,100          25       185
Unrecognized prior service
 cost                                    2,950     1,703           8        10
Unrecognized net asset                    (358)     (360)          -         -
Adjustment required to
 recognize
  minimum liability                          -         -         (12)     (157)
- ------------------------------------------------------------------------------
Accrued pension liability              $  (536)  $   (54)    $(1,228)  $(1,342)
- ------------------------------------------------------------------------------

Stockholders' Equity:



- -----------------------------------------------------------------------------------
                                   Additional               Currency     Total
                             Common   Paid-In  Retained     Exchange  Stockholders'
(amounts in thousands)        Stock   Capital  Earnings      Effects     Equity
- -----------------------------------------------------------------------------------
Balances at
  December 31, 1991            $149   $40,790   $47,894      $ 1,576    $ 90,409
  Net income                                     15,487                   15,487
  Dividends - $.20 per share                     (2,981)                  (2,981)
  Shares issued under
    stock option plans                    987                                987
  Currency effects                                            (7,222)     (7,222)
- -----------------------------------------------------------------------------------
Balances at
  December 31, 1992             149    41,777    60,400       (5,646)     96,680
  Net income                                     16,560                   16,560
  Dividends - $.20 per share                     (2,988)                  (2,988)
  Shares issued under
    stock option plans            1       407                                408
  Currency effects                                              (660)       (660)
- -----------------------------------------------------------------------------------
Balances at
  December 31, 1993             150    42,184    73,972       (6,306)    110,000
  Net income                                     18,207                   18,207
  Dividends - $.20 per share                     (2,995)                  (2,995)
  Shares issued under
    stock options plans                   377                                377
  Currently effects                                            4,540       4,540
- -----------------------------------------------------------------------------------
Balances at
  December 31, 1994            $150   $42,561   $89,184      $(1,766)   $130,129
- -----------------------------------------------------------------------------------

CURRENCY EFFECTS:

The financial statements of the Company's non-U.S. operations are translated to U.S. dollars for consolidation and the translation adjustment resulting from the fluctuation in the exchange rates is carried directly to stockholders' equity. The adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. Currency exchange gains and losses realized on business transactions were not significant in 1994, 1993 or 1992.

The Company utilizes forward exchange contracts to hedge nonlocal currency transactions and commitments. Gains and losses on forward exchange contracts that hedge specific currency commitments are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on forward contracts that do not hedge an identifiable currency commitment are included in income as the gain or loss arises. Forward exchange contracts outstanding at year-end 1994 were short-term in nature and related to nonlocal currency transactions of the Company's European operations. The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. The equivalent U.S. dollar amounts of these contracts were approximately $2.1 million at December 31, 1994 and December 31, 1993, and $5.8 million at December 31, 1992. Deferred unrealized gains and losses at December 31, 1994, 1993 and 1992 were not significant.

At December 31, 1994, the Company's net asset position exposed to currency changes, expressed in local currencies and U.S. dollar equivalents, was as follows:

- --------------------------------------------------------------------------------
                                                         Local      U.S.
(amounts in thousands)                                  Currency   Dollars
- --------------------------------------------------------------------------------
Pound sterling                                             20,799  $32,551
New Zealand dollar                                         17,881   11,444
Japanese yen                                              468,156    4,700
Deutsche mark                                               6,376    4,112
French franc                                               20,807    3,891
Belgian franc                                             121,465    3,814
Canadian dollar                                             3,116    2,222
Danish krona                                                8,157    1,338
Swedish krona                                               8,934    1,206
Italian lira                                            1,848,882    1,139
Swiss franc                                                   901      688
Austrian shilling                                           4,103      377
Dutch guilder                                                 544      313
Australian dollar                                             233      180
- --------------------------------------------------------------------------------
                                                                   $67,975
- --------------------------------------------------------------------------------

STOCK OPTIONS:

The 1991 Stock Option Plan provides for the granting of incentive and non-qualified stock options to purchase up to 750,000 shares of common stock. The option price may not be less than 100% of the fair market value for incentive stock options and not less than 50% of the fair market value for non-qualified stock options.

The 1984 Plan, as amended in 1988, permitted the granting of incentive and non-qualified stock options to purchase up to 1,250,000 shares of common stock. The option price could not be less than 100% of the fair market value for incentive stock options and not less than 50% of the fair market value for non-qualified stock options. Prior to the 1988 amendment, grants could include SARs which had to be exercised in tandem with the related stock option. No further grants under the 1984 Plan can be made.

The 1983 Plan authorized the granting of stock options to purchase up to 300,000 shares of common stock at a price not less than fair market value.

The transactions under the plans were as follows:

- --------------------------------------------------------------------------------
                                              1991           1984      1983
                                              Plan           Plan      Plan
- --------------------------------------------------------------------------------
December 31, 1991                           152,500        431,442    23,333
  Granted                                   192,000
  Expired or canceled                        (1,700)       (12,454)
  Exercised at average price
    of $12.03 per share                      (3,668)       (54,262)  (10,000)
- --------------------------------------------------------------------------------
December 31, 1992                           339,132        364,726    13,333
  Granted                                   196,350
  Expired or canceled                       (17,597)        (1,050)
  Exercised at average price
    of $13.98 per share                      (5,571)       (21,235)
- --------------------------------------------------------------------------------
December 31, 1993                           512,314        342,441    13,333
  Granted                                   206,250
  Expired or canceled                       (12,663)        (4,237)
  Exercised at average price
    of $10.47 per share                     (10,369)        (5,714)  (13,333)
- --------------------------------------------------------------------------------
December 31, 1994                           695,532        332,490         0
- --------------------------------------------------------------------------------
Price range                           $14.25-$20.88   $7.25-$26.00         -
Weighted average price                       $18.31         $13.79         -
- --------------------------------------------------------------------------------
Exercisable                                 306,692        332,490         0
- --------------------------------------------------------------------------------

Most options become exercisable on a cumulative basis over a period of service not exceeding five years from the date of grant. The remainder of shares of common stock available for future grant under the 1991 plan is 34,860 shares. The Company makes no charge against income with respect to options granted at fair market value.

In March 1991, the Company arranged for a bank to lend certain optionees the funds necessary to exercise options prior to the special dividend. Where the Company has guaranteed the loans, the shares issued upon exercise of these options are held in safekeeping by the Company. The amount outstanding at December 31, 1994 relating to these loans guaranteed by the Company was $308,000.

INCOME TAXES:

The effective income tax rate was 36.0% in 1994 and 1993, and 36.5% in 1992. The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

- --------------------------------------------------------------------------------
                                                        1994    1993    1992
- --------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                 35.0%   35.0%   34.0%
State income taxes                                      1.1%    1.8%     .9%
Non-U.S. tax rate differences                          (3.2%)   3.8%    3.3%
U.S. tax credits                                       (2.2%)  (6.6%)  (3.8%)
Other                                                   5.3%    2.0%    2.1%
- --------------------------------------------------------------------------------
Effective income tax rate                              36.0%   36.0%   36.5%
- --------------------------------------------------------------------------------

On January 1, 1993, the Company adopted Financial Accounting Standard No. 109 (FAS 109), Accounting for Income Taxes, which requires the use of an asset and liability method in accounting for income taxes. As permitted under the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this statement as of January 1, 1993 was immaterial to net earnings.

The provision (benefit) for taxes on income before income taxes for 1994, 1993 and 1992 is summarized below:

- --------------------------------------------------------------------------------
                                           Liability  Liability   Deferred
                                              Method     Method     Method
(amounts in thousands)                          1994       1993       1992
- --------------------------------------------------------------------------------
Current
  United States                              $ 3,599     $1,685     $1,386
  International                                5,967      7,014      7,148
  State                                          510        702        287
- --------------------------------------------------------------------------------
Total current                                 10,076      9,401      8,821
- --------------------------------------------------------------------------------
Deferred
  United States                                  301        218        (20)
  International                                 (114)       (14)        69
  State                                           42       (290)        33
- --------------------------------------------------------------------------------
Total deferred                                   229        (86)        82
- --------------------------------------------------------------------------------
Total provision for income taxes             $10,305     $9,315     $8,903
- --------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

- --------------------------------------------------------------------------------
(amounts in thousands)                                         1994    1993
- --------------------------------------------------------------------------------
Deferred tax assets
   Inventory reserves and intercompany profit                $1,680  $2,150
   Reserves for vacation pay                                    508     467
   Expenses deductible when paid                              1,371   1,151
   Reserves for insurance                                       400     110
   Restructuring activities                                     126     235
   Reserves for bad debts and product returns                   160     101
   Other                                                        825     731
- --------------------------------------------------------------------------------
      Gross deferred tax assets                              $5,070  $4,945
- --------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets, principally depreciation                    $1,236  $1,479
   Deferred investment tax credit                                 9       9
   Inventory capitalization                                     327       -
   Other                                                        723     410
- --------------------------------------------------------------------------------
      Gross deferred tax liabilities                         $2,295   1,898
- --------------------------------------------------------------------------------
Net deferred tax asset                                       $2,775  $3,047
- --------------------------------------------------------------------------------

Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

For the year ended December 31, 1992, deferred income tax costs of $82,000 resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

- --------------------------------------------------------------------------------
(amounts in thousands)                                                 1992
- --------------------------------------------------------------------------------
Tax attributed to:
   Expenses deductible when paid                                      $ 117
   Depreciation                                                          97
   Inventory adjustments                                               (187)
   Investment tax credits                                               (33)
   Other                                                                 88
- --------------------------------------------------------------------------------
Total deferred taxes                                                  $  82
- --------------------------------------------------------------------------------

Tax credits for research and development and foreign income taxes paid on foreign source income reduce income tax expense in the year realized.

U.S. and international withholding taxes have not been provided on approximately $60.4 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested in the operations of such subsidiaries. The distribution of these earnings would have resulted in approximately $3.6 million of foreign withholding taxes and additional U.S. income taxes to the extent not offset by U.S. foreign tax credits. It is impractical to estimate the total tax liability, if any, until such a distribution is made. Pretax income from international operations amounted to $19.3 million in 1994, $17.2 million in 1993 and $18.8 million in 1992.

QUARTERLY FINANCIAL INFORMATION (unaudited):

- --------------------------------------------------------------------------------
(amounts in thousands, except per share data)
- ---------------------------------------------
Quarter                              First   Second    Third   Fourth     Year
- --------------------------------------------------------------------------------
1994:
Net sales                           $58,069  $59,172  $59,098  $58,856  $235,195
Net royalties                            67        -        -        -        67
Cost of sales                        30,282   30,877   31,538   31,291   123,988
Operating income                      7,369    7,075    6,496    6,566    27,506
Net income                            4,679    4,638    4,352    4,538    18,207
Primary earnings
  per share                             .31      .31      .29      .30      1.21
Market price per share:
  High                               19-1/2   18-3/4   19-1/2   20-1/4    20-1/4
  Low                                15-3/4       15       17   16-1/2        15
- --------------------------------------------------------------------------------
1993:
Net sales                           $51,307  $51,669  $51,030  $50,943  $204,949
Net royalties                             -        -        -      667       667
Cost of sales                        25,061   25,338   25,712   25,763   101,874
Restructuring charge                      -        -        -      420       420
Operating income                      6,680    6,804    6,187    5,967    25,638
Net income                            4,362    4,372    3,939    3,887    16,560
Primary earnings
  per share                             .29      .29      .26      .26      1.10
Market price per share:
  High                                   26       21   21-1/2   20-1/4        26
  Low                                    19       17   16-3/4   15-3/4    15-3/4
- --------------------------------------------------------------------------------

GEOGRAPHIC DATA:

- --------------------------------------------------------------------------------
(amounts in thousands)                          1994       1993       1992
- --------------------------------------------------------------------------------
Net Sales:
 North America                              $160,514   $135,697   $125,861
 Intercompany                                (20,555)   (13,006)   (11,375)
- --------------------------------------------------------------------------------
   Trade sales                               139,959    122,691    114,486
- --------------------------------------------------------------------------------
 Europe                                       86,650     75,504     75,681
 Intercompany                                 (3,181)    (2,629)      (985)
- --------------------------------------------------------------------------------
   Trade sales                                83,469     72,875     74,696
- --------------------------------------------------------------------------------
 Pacific area                                 11,767      9,383      8,356
- --------------------------------------------------------------------------------
   Net sales                                $235,195   $204,949   $197,538
- --------------------------------------------------------------------------------
Operating Income:
 North America                              $ 16,394   $ 15,234   $ 12,773
 Europe                                       19,551     18,298     19,706
 Pacific area                                    817      1,359        897
 General corporate expense                    (9,256)    (9,253)    (8,836)
- --------------------------------------------------------------------------------
   Operating income                         $ 27,506   $ 25,638   $ 24,540
- --------------------------------------------------------------------------------
Assets:
 North America                              $ 87,341   $ 81,234   $ 65,977
 Europe                                       67,939     54,081     54,356
 Pacific area                                 16,467     10,475      9,716
- --------------------------------------------------------------------------------
  Total assets                               171,747    145,790    130,049
Liabilities:                                  41,618     35,790     33,369
- --------------------------------------------------------------------------------
Net Assets:                                 $130,129   $110,000   $ 96,680
- --------------------------------------------------------------------------------

Intercompany sales between areas are based on estimated market prices or on amounts computed to provide reasonable profit to each unit. Operating income represents net sales less expenses of operations. Sales to the Company's unconsolidated Japanese joint venture, Life Technologies Oriental, Inc., and the related income are included in the geographic areas from which the export sales are made.

                           INDEX TO EXHIBITS                           Page#
                           -----------------                           -----

3(A) Certificate of Incorporation of the Registrant including Amendment to Certificate of Incorporation dated April 17, 1987, previously filed as Exhibit 3(A) to the Registrant's Annual Report on Form 10-K for the year ended December
       31, 1992, which is incorporated herein by reference.


3(B)   By-laws of the Registrant as amended and restated on April
       16, 1991, previously filed as Exhibit 3(B) to the Registrant's Annual Report on Form 10-K for the year ended December 31,
       1991, which is incorporated herein by reference.

4(A) Instruments defining the rights of security holders, including indentures.

          Registrant by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of its long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrant and its subsidiaries on a consolidated basis.

10(A) 1984 Stock Option Plan, previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, No. 33-21807, dated May 12, 1988, SEC file no. 0-14991, which is incorporated herein by reference.

10(B)  Executive Supplemental Retirement Plan, previously filed as
       Exhibit 10(B) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, SEC file no. 0-14991, which is incorporated herein by reference.

10(C) Executive Deferred Compensation Benefit Plan, previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, No. 33-7993, dated October 1, 1986, which is incorporated herein by reference.

10(D)  Employment Agreement dated June 23, 1989, between the
       Registrant and Dr. J. Stark Thompson regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(K) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989,
       SEC file no. 0-14991, which is incorporated herein by reference.

10(E) Employment Agreement dated June 23, 1989, between the Registrant and Joseph C. Stokes, Jr. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(E) to the Registrant's Annual Report on Form 10-K for the year

                                                                       Page#
                                                                       -----
       ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

10(F) Employment Agreement dated June 23, 1989, between the Registrant and Thomas M. Coutts regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(F) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

10(G) Employment Agreement dated September 11, 1989, between the Registrant and George E. Lowke, Ph.D. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(G) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992,
       SEC file no. 0-14991, which is incorporated herein by reference.

10(H) Employment Agreement dated April 13, 1993, between the Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, SEC file no. 0-14991, which is incorporated herein by reference.

10(I) Executive Deferred Compensation Benefit Plan, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, SEC file no. 0-14991, which is incorporated herein by reference.

10(J) Employment Agreement dated July 1, 1990, between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(J) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, SEC file no. 0-14991, which is incorporated herein by reference.

10(K) 1991 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9, 1991, which is incorporated herein by reference.

11     Statement re:  computation of per share earnings.                E-1

21     Subsidiaries of the Registrant.                                  E-6

23     Consent of Independent Accountants.                              E-8

27     Financial Data Schedule. (electronic filing only)               E-10