Form 10-Q
period 1995-03-31
LIFE TECHNOLOGIES INC
filed 1995-04-28
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    _______
                                   FORM 10-Q
Mark One

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 1995
                                    --------------------------

                                      OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _________ to _______

                                       Commission file number  0-14991
                                                              ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                    34-0431300
         (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)

         8717 GROVEMONT CIRCLE, GAITHERSBURG, MD     20877
         (Address of principal executive offices)    (Zip Code)
                                ______________


      Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No_____
                                      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at April 25, 1995
           -----                             -----------------------------
   Common Stock, par value $.01 per share              15,032,084 shares

________________________________________________________________________________

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                      March 31,     December 31,
                                                          1995             1994
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $10,870          $13,246
  Accounts receivable, net                              45,310           36,163
  Inventories:
   Materials and supplies                                8,588            8,812
   In process and finished                              53,287           49,893
   LIFO reserve                                         (5,977)          (5,995)
                                                      ---------        ---------
                                                        55,898           52,710
  Prepaid expenses                                       2,549            1,974
  Current deferred tax assets                            3,478            3,475
                                                      ---------        ---------
   Total current assets                                118,105          107,568

Property, plant, and equipment                          83,926           79,348
   Less accumulated depreciation                       (33,293)         (31,305)
                                                      ---------        ---------
                                                        50,633           48,043

Investments and other assets                            10,298            9,796
Excess of cost over net assets of
  businesses acquired, net                               6,265            6,340
                                                      ---------        ---------
   Total assets                                       $185,301         $171,747
                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $17,488          $14,358
  Dividends payable                                        750              749
  Income taxes                                          14,247           11,326
  Accrued liabilities and expenses                      11,498           11,593
                                                      ---------        ---------
   Total current liabilities                            43,983           38,026

Deferred income taxes and tax credits                    1,880            1,871
Minority interests                                         502              541
Other deferred items                                     1,177            1,180
                                                      ---------        ---------
   Total liabilities                                    47,542           41,618
Stockholders' equity:
  Common stock                                             150              150
  Additional paid-in capital                            42,968           42,561
  Retained earnings                                     94,056           89,184
  Currency exchange effects                                585           (1,766)
                                                      ---------        ---------
   Total stockholders' equity                          137,759          130,129
                                                      ---------        ---------
   Total liabilities and
       stockholders' equity                           $185,301         $171,747
                                                      =========        =========

Equity per share                                         $9.18            $8.69
Amounts as of March 31, 1995 are unaudited.

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                                   Three months ended
                                                           March 31,
                                          --------------------------------------
                                             1995           1994          Change
- --------------------------------------------------------------------------------
Revenues:
  Net sales                               $66,243        $58,069           + 14%
  Net royalties                                 -             67               -
                                          --------       --------
                                           66,243         58,136           + 14%
Operating expenses:
  Cost of sales                            33,884         30,282           + 12%
  Marketing and                            20,004         16,441           + 22%
    administrative
  Research and development                  3,916          4,044           -  3%
                                          --------       --------
                                           57,804         50,767           + 14%
                                          --------       --------
Operating income                            8,439          7,369           + 15%

Other income (expense):
  Investment income                           141            108           + 31%
  Interest expense                             (3)           (18)          - 83%
  Other, net                                   12             22           - 45%
                                          --------       --------
                                              150            112           + 34%
                                          --------       --------
Income before income taxes                  8,589          7,481           + 15%
Income taxes                                3,006          2,693           + 12%
                                          --------       --------
Income before minority                      5,583          4,788           + 17%
     interest
Minority interest                             (39)           109               -
                                          --------       --------
Net income                                $ 5,622        $ 4,679           + 20%
                                          ========       ========
Average shares outstanding                 15,127         15,061               -
Net income per share                        $0.37          $0.31           + 19%
Dividends per share                         $0.05          $0.05               -

Amounts are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                            Three months ended
                                                                     March 31,
                                                            --------------------
                                                             1995          1994
- --------------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                               $5,622        $4,679
  Non-cash items:
    Depreciation and amortization                           1,864         1,527
    Other                                                     233           200
  Changes in assets and liabilities                        (5,865)       (5,035)
                                                           -------       -------
                                                            1,854         1,371

Investments:
  Capital expenditures                                     (3,880)       (2,709)
  Other                                                      (391)            -
                                                           -------       -------
                                                           (4,271)       (2,709)
Financing:
  Dividends paid                                             (749)         (748)
  Proceeds from exercise of stock options                     382           108
                                                           -------       -------
                                                             (367)         (640)

Effect of exchange rate changes on cash                       408           108
                                                           -------       -------
Increase (decrease) in cash and cash equivalents           (2,376)       (1,870)
Cash and cash equivalents at beginning of period           13,246         7,927
                                                           -------       -------
Cash and cash equivalents at end of period                $10,870       $ 6,057
                                                          ========      ========

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

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Net sales were $66.2 million for the first quarter of 1995, an increase of 14% over the comparable quarter of 1994. Sales of products other than fetal bovine serum (FBS) increased by 13%, when comparing the first quarter of 1995 with the comparable period in 1994 and excluding the effect of changes due to different currency translation rates. Lower unit sales of FBS, principally to biopharmaceutical manufacturers, decreased net sales by $1.3 million while higher unit selling prices of FBS increased net sales $0.6 million when comparing the first quarter of 1995 with the first quarter of 1994. FBS sales represented 16% of net sales in the first quarter of 1995 and 18% in the first quarter of 1994. The effect of changes in currency exchange rates increased first quarter 1995 sales by $2.7 million when compared with the first quarter of 1994.

Gross margins were 48.8% of net sales in the first quarter of 1995 compared with 47.9% in the first quarter of 1994. Gross margins on products other than FBS improved in the 1995 period. The improvement was partly attributable to the Company realizing higher gross margins in markets such as Sweden, Italy, Taiwan and Australia that it served directly in the first quarter of 1995 where these markets had been served by distributors in the comparable period of 1994. FBS gross margins were lower in the first quarter of 1995 than in the comparable quarter a year earlier as FBS unit costs increased at a faster rate than the increase in unit selling prices.

Marketing and administrative expenses were 30.2% of net sales in the first quarter of 1995 and 28.3% in the first quarter of 1994. Expenses related to the Company's new direct sales offices increased marketing and administrative expenses by 1.1% of net sales. Marketing and administrative expenses increased an additional 0.4% of net sales in the first quarter of 1995 for costs related to the start-up and operation of the Company's new custom oligonucleotide business. Research and development expenses were $3.9 million in the first three months of 1995 compared with $4.0 million for the first three months of 1994.

Operating income of $8.4 million for the quarter ended March 31, 1995 was a record for the Company and represented a 15% increase over the first quarter of 1994. When comparing the first quarter of 1995 with the first quarter of the previous year, operating income growth was greater than the growth in net sales principally due to higher gross margins in the 1995 period. These higher gross margins were largely due to the Company capturing higher value for its products in markets it now serves directly. The higher margins more than offset the additional costs incurred to support its new sales and marketing efforts.

First quarter 1995 net income of $5.6 million reached the highest quarterly level ever reported by the Company and represented a 20% increase over the comparable period a year earlier. The Company's effective income tax rate was 35% in the first quarter of 1995 compared with 36% in the first quarter of the previous year. Net income before minority interests was $5.6 million in the first quarter of 1995, representing a 17% increase over the $4.8 million for the first quarter of 1994. Earnings per share of $0.37 in the first quarter of 1995 were 19% greater than the $0.31 per share reported in the prior year's first quarter.

LIQUIDITY - FINANCIAL RESOURCES

Operating activities provided $1.9 million in cash during the first three months of 1995. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1995. Working capital increases, largely related to higher sales or seasonal factors, was the principal use of cash from operations.

The Company paid $3.9 million for capital expenditures in the first three months of 1995, including a significant investment in new management information systems. The Company also made an additional equity investment of $0.3 million in a life sciences company in North America.

Cash used for financing activities included $0.7 million paid in the first three months of 1995 for the Company's quarterly dividend. There were no borrowings outstanding at March 31, 1995 and the Company was debt-free throughout the first quarter of 1995.

Capital expenditures in 1995 are expected to be approximately $15-$18 million largely for new and replacement machinery, equipment and management information systems as well as for facilities modernization, including the Company's new corporate R&D center in Maryland. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from The Dexter Corporation, an affiliate of the Company, to meet its anticipated working capital and capital expenditure requirements in 1995.

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

Item 5.   Other Information - Not applicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a)   Exhibits:

            11.  Statement re computation of per share earnings.
            15.  Letter re unaudited interim financial statements.
            27.  Financial data schedule

      (b)   Reports on Form 8-K.

            There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     LIFE TECHNOLOGIES, INC.



Date:  April 28, 1995               By: /s/ Joseph C. Stokes, Jr.
                                    -------------------------------
                                    Joseph C. Stokes, Jr.
                                    Vice President-Finance,
                                    Secretary and Treasurer
                                    (Principal Financial Officer
                                    and Authorized Signatory)



                                    By: /s/ C. Eric Winzer
                                    --------------------------------
                                    C. Eric Winzer
                                    Controller
                                    (Principal Accounting
                                    Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of March 31, 1995 and the related consolidated statement of income for the three-month periods ended March 31, 1995 and 1994, and the related condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 23, 1995 we expressed an unqualified opinion on those consolidated financial statements.



                                        /s/ Coopers & Lybrand L.L.P.
                                        COOPERS & LYBRAND L.L.P.



Washington, D.C.
April 10, 1995

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