Form 10-Q
period 1995-06-30
LIFE TECHNOLOGIES INC
filed 1995-08-09
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended   June  30, 1995
                                       --------------

                                    OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                        Commission file number  0-14991
                                                -------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                    34-0431300
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)           Identification No.)

        8717 GROVEMONT CIRCLE, GAITHERSBURG, MD     20877
        (Address of principal executive offices)    (Zip Code)

                                ---------------

      Registrant's telephone number, including area code: (301) 840-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at Aug. 4, 1995
              -----                        -----------------------------
Common Stock, par value $.01 per share            15,072,526 shares

--------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------


Item 1. - Financial Statements
          --------------------

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                                                     June 30,     December 31,
                                                                                        1995             1994
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                          $ 14,746         $ 13,246
 Accounts receivable, net                                                             47,282           36,163
 Inventories:
  Materials and supplies                                                              11,901            8,812
  In process and finished                                                             51,918           49,893
  LIFO reserve                                                                        (6,118)          (5,995)
                                                                                    --------         --------
                                                                                      57,701           52,710
 Prepaid expenses                                                                      3,341            1,974
 Current deferred tax assets                                                           3,483            3,475
                                                                                    --------         --------
  Total current assets                                                               126,553          107,568

Property, plant, and equipment                                                        85,672           79,348
  Less accumulated depreciation                                                      (35,240)         (31,305)
                                                                                    --------         --------
                                                                                      50,432           48,043

Investments and other assets                                                          11,390            9,796
Excess of cost over net assets of
 businesses acquired, net                                                              6,192            6,340
                                                                                    --------         --------
  Total assets                                                                      $194,567         $171,747
                                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                   $ 17,417         $ 14,358
 Dividends payable                                                                       752              749
 Income taxes                                                                         14,829           11,326
 Accrued liabilities and expenses                                                     13,458           11,593
                                                                                    --------         --------
  Total current liabilities                                                           46,456           38,026

Deferred income taxes and tax credits                                                  1,884            1,871
Minority interests                                                                       412              541
Other deferred items                                                                   1,172            1,180
                                                                                    --------         --------
  Total liabilities                                                                   49,924           41,618

Stockholders' equity:
 Common stock                                                                            150              150
 Additional paid-in capital                                                           43,467           42,561
 Retained earnings                                                                    98,918           89,184
 Currency exchange effects                                                             2,108           (1,766)
                                                                                    --------         --------
  Total stockholders' equity                                                         144,643          130,129
                                                                                    --------         --------
  Total liabilities and stockholders' equity                                        $194,567         $171,747
                                                                                    ========         ========

Amounts as of June 30, 1995 are unaudited.

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                  Three months ended               Six months ended
                                        June 30                        June 30
                              ---------------------------  ------------------------------
                                1995      1994    Change     1995         1994    Change
                              --------  -------- --------  ---------  ---------  --------
Revenues:
  Net sales                   $68,853   $59,172     + 16%  $135,096     $117,241    + 15%
  Net royalties                     -         -        -          -           67       -
                              -------   -------            --------   ----------
                               68,853    59,172     + 16%   135,096      117,308    + 15%
Operating expenses:
  Cost of sales                35,480    30,877     + 15%    69,364       61,159    + 13%
  Marketing and                21,047    17,337     + 21%    41,051       33,778    + 22%
    administrative
  Research and development      4,142     3,883     +  7%     8,058        7,927    +  2%
                              -------   -------            --------   ----------
                               60,669    52,097     + 16%   118,473      102,864    + 15%
                              -------   -------            --------   ----------
Operating income                8,184     7,075     + 16%    16,623       14,444    + 15%

Other income (expense):
  Investment income               224       192     + 17%       365          300    + 22%
  Interest expense                 (2)       (5)    - 60%        (5)         (23)   - 78%
  Other, net                      231        96     +141%       243          118    +106%
                              -------   -------            --------   ----------
                                  453       283     + 60%       603          395    + 53%
                              -------   -------            --------   ----------
Income before income taxes      8,637     7,358     + 17%    17,226       14,839    + 16%
Income taxes                    3,023     2,649     + 14%     6,029        5,342    + 13%
                              -------   -------            --------   ----------
Income before minority          5,614     4,709     + 19%    11,197        9,497    + 18%
     interests
Minority interests                  -       (71)       -         39         (180)      -
                              -------   -------            --------   ----------
Net income                    $ 5,614   $ 4,638     + 21%  $ 11,236        9,317    + 21%
                              =======   =======            ========   ==========

Average shares outstanding     15,220    15,057     +  1%    15,164       15,059    +  1%
                              =======   =======            ========   ==========
Net income per share            $0.37     $0.31     + 19%     $0.74        $0.62    + 19%
                              =======   =======            ========   ==========

Dividends per share             $0.05     $0.05        -      $0.10        $0.10       -
                              =======   =======            ========   ==========

Amounts are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                                              Six months ended
                                                                                   June 30
                                                                             -----------------
                                                                               1995      1994
----------------------------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                                  $11,236   $ 9,317
 Non-cash items:
  Depreciation and amortization                                                3,910     3,118
  Other                                                                          (81)       74
 Changes in assets and liabilities                                            (6,991)   (3,656)
                                                                             -------   -------
                                                                               8,074     8,853
Investments:
 Capital expenditures                                                         (5,888)   (6,482)
 Other                                                                          (481)      500
                                                                             -------   -------
                                                                              (6,369)   (6,982)
Financing:
 Dividends paid                                                               (1,499)   (1,496)
 Proceeds from exercise of stock options                                         862       184
                                                                             -------   -------
                                                                                (637)   (1,312)

Effect of exchange rate changes on cash                                          432       402
                                                                             -------   -------
Increase in cash and cash equivalents                                          1,500       961
Cash and cash equivalents at beginning of period                              13,246     7,927
                                                                             -------   -------
Cash and cash equivalents at end of period                                   $14,746   $ 8,888
                                                                             =======   =======

Amounts are unaudited.

Notes To Financial Statements:
-----------------------------

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

The results for the three-month period ended June 30, 1995 are not necessarily indicative of the results for the entire year 1995.

The financial data included herein have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

SECOND QUARTER RESULTS

Net sales were $68.9 million for the second quarter of 1995, an increase of 16% over the comparable quarter of 1994. Sales of products other than fetal bovine serum (FBS) increased by 12%, when comparing the second quarter of 1995 with the comparable period in 1994 and excluding the effect of changes due to different currency translation rates. Higher unit sales of FBS increased net sales by $0.4 million while higher unit selling prices of FBS increased net sales by $0.3 million when comparing the second quarter of 1995 with the second quarter of 1994. FBS sales represented 18% of net sales in the second quarter of 1995 and 19% in the second quarter of 1994. The effect of changes in currency exchange rates increased second quarter 1995 net sales by $3.1 million when compared with the second quarter of 1994.

Gross margins were 48.5% of net sales in the second quarter of 1995 compared with 47.8% in the second quarter of 1994. Gross margins on products other than FBS improved in the 1995 period as the Company realized higher gross margins in markets such as Sweden, Italy, Taiwan and Australia that it served directly in the second quarter of 1995 where these markets had been served by distributors in the comparable period of 1994. FBS gross margins were lower in the second quarter of 1995 than in the comparable quarter a year earlier as FBS unit costs increased at a faster rate than the increase in unit selling prices.

Marketing and administrative expenses were 30.6% of net sales in the second quarter of 1995 and 29.3% in the second quarter of 1994. Expenses related to the Company's new direct sales offices increased marketing and administrative expenses by 1.2% of net sales. Marketing and administrative expenses also increased by 0.3% of net sales in the second quarter of 1995 for costs related to the start-up and operation of the Company's new custom oligonucleotide business. Research and development expenses were $4.1 million in the second quarter of 1995 representing a 7% increase over the $3.9 million reported in the second quarter of 1994.

Operating income of $8.2 million for the quarter ended June 30, 1995 represented a 16% increase over the second quarter of 1994. Other income increased 60% when comparing the second quarter of 1995 with the second quarter of the previous year, principally due to realized currency gains of $73,000 in the 1995 period compared with losses of $55,000 in the 1994 period. The Company's effective income tax rate was 35% in the second quarter of 1995 compared with 36% in the second quarter of the previous year.

Second quarter 1995 net income of $5.6 million increased 21% over the comparable period a year earlier. Earnings per share of $0.37 in the second quarter of 1995 were 19% greater than the $0.31 per share reported in the prior year's second quarter.

SIX MONTHS RESULTS

For the first half of 1995, net sales were $135.1 million, an increase of $17.9 million, or 15%, over the first half of 1994. Sales of products other than FBS increased by 13% when comparing the first six months of 1995 with the comparable period in 1994 and excluding the effect of changes due to different currency translation rates. Lower unit sales of FBS reduced net sales by $0.9 million in the first half on 1995, while higher FBS unit selling prices increased net sales by $0.9 million in the first six months of 1995. FBS sales represented 17% of net sales in the first half of 1995 and 18% in the comparable period of 1994. Changes in currency exchange rates used to translate sales to U.S. dollars increased net sales in the first six months of 1995 by $5.8 million when compared with the first six months of last year.

Gross margins for the first six months of 1995 were 48.7% of net sales compared with 47.8% in the first six months of 1994. Gross margins on products other than FBS improved in the 1995 period, mostly because the Company reported higher gross margins in markets it served directly in the first half of 1995 where these markets were served by distributors in the first half of 1994. FBS gross margins were lower in the first half of 1995 as FBS costs increased at a faster rate than the increase in unit selling prices.

Marketing and administrative expenses represented 30.4% of net sales in the first half of 1995 compared with 28.8% of net sales in the comparable period of 1994. The increase as a percentage of sales is principally due to the Company's new direct sales offices and new custom oligonucleotide business. Research and Development expenses were $8.1 million in the first six months of 1995, an increase of 2% over the first six months of 1994.

Operating income increased 15% to $16.6 million in the first half of 1995 compared with the first six months of 1994. Other income increased 53% in the first six months of 1995 principally due to realized currency gains and higher interest income in the 1995 period. The Company's effective income tax rate was 35% in the first half of 1995 compared with 36% in the first half of 1994.

Net income of $11.2 million for the first six months of 1995 was 21% greater than the $9.3 million for the comparable period in 1994. Earnings per share of $0.74 in the first half of 1995 represented a 19% increase over earnings per share in the comparable period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $8.1 million in cash during the first six months of 1995. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1995. Working capital increases, largely related to higher sales or seasonal factors, was the principal use of cash from operations.

The Company paid $5.9 million for capital expenditures in the first six months of 1995, including a significant investment in new management information systems. The Company also made an additional equity investment of $0.3 million in a life sciences company in North America and made deferred payments of $0.2 million related to the 1994 purchase of its Swedish operations

Cash used for financing activities included $1.5 million paid in the first six months of 1995 for the Company's quarterly dividend. There were no borrowings outstanding at June 30, 1995 and the Company was debt-free throughout the first half of 1995. The Company received $0.9 million in cash related to the exercise of options to acquire the Company's common stock in the first six months of 1995.

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

The Company is actively evaluating licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company may fund these transactions using cash from operations, debt, equity or other sources.


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


Item 1.   Legal Proceedings - Not applicable.
          -----------------

Item 2.   Changes in Securities - Not applicable.
          ---------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 11, 1995, where the following actions were taken:

Kathleen Burdett, Betsy Z. Cohen and J. Stark Thompson were elected as directors for three-year terms that expire in 1998, pursuant to the following vote tabulation:

       Name              Votes For           Votes Withheld
       ----              ----------          --------------
       Burdett           13,743,288              12,655
       Cohen             13,743,808              12,135
       Thompson          13,743,886              12,057

In addition, the following directors continue in office for terms expiring as
indicated:   Frederick R. Adler (1996), Paul A. Marks (1996), Donald C.
Sutherland (1996), Thomas H., Adams (1997), Richard Axel (1997), Jerry E. Robertson (1997) and K. Grahame Walker (1997).

In addition to the election of directors (1) a proposal to adopt the Company's 1995 Long-Term Incentive Plan was approved with 12,764,602 in favor, 514,918 against, and 476,423 abstained and (2) the selection of Coopers & Lybrand as auditors of the Company for the year 1995 was ratified, with 13,746,598 in favor, 4,436 against and 4,909 abstained.

Item 5.   Other Information - Not applicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:

          10. 1995 Long-Term Incentive Plan previously filed from the Company's Registration Statement on Form S-8 No.33-59741, dated June 1, 1995, which is incorporated herein by reference.

          11.  Statement re computation of per share earnings.

          15.  Letter re unaudited interim financial statements.

          27.  Financial data schedule

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    LIFE TECHNOLOGIES, INC.



Date:  Aug. 9, 1995                 By: /s/ Joseph C. Stokes, Jr.
                                        ----------------------------
                                        Joseph C. Stokes, Jr.
                                        Vice President-Finance,
                                        Secretary and Treasurer
                                        (Principal Financial Officer
                                        and Authorized Signatory)


                                    By: /s/ C. Eric Winzer
                                        ----------------------------
                                        C. Eric Winzer
                                        Controller
                                        (Principal Accounting
                                        Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of June 30, 1995 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                      /s/ Coopers & Lybrand L.L.P.
                                      COOPERS & LYBRAND L.L.P.



Washington, D.C.
July 13, 1995

                                 EXHIBIT INDEX
                                 -------------


                                                                  Page
                                                                  ----
Exhibit 10    1995 Long-Term Incentive Plan previously filed       --
              from the Company's Registration Statement on
              Form S-8 No. 33-59741, dated June 1, 1995, which
              is incorporated herein by reference.

Exhibit 11    Statement re computation of per share earnings      12-14

Exhibit 15    Letter re unaudited interim financial statements    15-16

Exhibit 27    Financial data schedule                             17
