Form 10-Q
period 1995-09-30
LIFE TECHNOLOGIES INC
filed 1995-11-03
CIK 727737

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1995
                                    ------------------------

                                    OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                        Commission file number  0-14991
                                               ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                             34-0431300
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)


8717 GROVEMONT CIRCLE, GAITHERSBURG, MD      20877
(Address of principal executive offices)     (Zip Code)

                       --------------------------------

      Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at Oct. 31, 1995
               -----                         ----------------------------
Common Stock, par value $.01 per share             15,460,000 shares

-------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.   Financial Statements
          --------------------

                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)

                                                       September 30,            December 31,
                                                               1995                    1994
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                  $ 24,150                $ 13,246
 Accounts receivable, net                                     51,969                  36,163
 Inventories:
  Materials and supplies                                      10,869                   8,811
  In process and finished                                     54,919                  49,894
  LIFO reserve                                                (6,676)                 (5,995)
                                                            --------                --------
                                                              59,112                  52,710
 Prepaid expenses                                              3,502                   1,974
 Current deferred tax assets                                   3,480                   3,475
                                                            --------                --------
  Total current assets                                       142,213                 107,568

Property, plant and equipment                                 86,750                  79,348
  Less accumulated depreciation                              (36,438)                (31,305)
                                                            --------                --------
                                                              50,312                  48,043

Investments and other assets                                   7,332                   9,796
Excess of cost over net assets of
 businesses acquired, net                                      6,223                   6,340
                                                            --------                --------
  Total assets                                              $206,080                $171,747
                                                            ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                            $    995                $      -
 Accounts payable                                             16,099                  14,358
 Dividends payable                                               756                     749
 Accrued income taxes                                         16,155                  11,326
 Accrued liabilities and expenses                             15,838                  11,593
                                                            --------                --------
  Total current liabilities                                   49,843                  38,026

Long-term debt                                                 2,488                       -
Deferred income taxes                                          1,869                   1,871
Minority interests                                             2,035                     541
Other                                                          1,161                   1,180
                                                            --------                --------
  Total liabilities                                           57,396                  41,618

Stockholders' equity:
 Common stock                                                    151                     150
 Additional paid-in capital                                   45,125                  42,561
 Retained earnings                                           103,530                  89,184
 Currency exchange effects                                      (122)                 (1,766)
                                                            --------                --------
  Total stockholders' equity                                 148,684                 130,129
                                                            --------                --------
  Total liabilities and stockholders' equity                $206,080                $171,747
                                                            ========                ========

Amounts as of September 30, 1995 are unaudited.

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                   Three months ended                   Nine months ended
                                      September 30                         September 30
                              -------------------------------    -----------------------------
                                1995       1994      Change       1995        1994     Change
                              ---------  ---------  ---------    ---------  --------   -------
Revenues:
  Net sales                    $66,981    $59,098     + 13%      $202,077    $ 176,339   + 15%
  Net royalties                     67          -        -             67           67      -
                               -------    -------                --------    ---------
                                67,048     59,098     + 13%       202,144      176,406   + 15%
Operating expenses:
  Cost of sales                 33,012     31,538     +  5%       102,376       92,697   + 10%
  Marketing and                 22,199     17,531     + 27%        63,250       51,309   + 23%
    administrative
  Research and development       3,756      3,533     +  6%        11,814       11,460   +  3%
                               -------    -------                --------    ---------
                                58,967     52,602     + 12%       177,440      155,466   + 14%
                               -------    -------                --------    ---------
Operating income                 8,081      6,496     + 24%        24,704       20,940   + 18%

Other income (expense):
  Investment income                149        111     + 34%           514          411   + 25%
  Interest expense                 (20)        (1)       -            (25)         (24   +  4%
  Other, net                       124         43     +188%           367          161   +128%
                               -------    -------                --------    ---------
                                   253        153     + 65%           856          548   + 56%
                               -------    -------                --------    ---------
Income before income taxes       8,334      6,649     + 25%        25,560       21,488   + 19%
Income taxes                     2,917      2,394     + 22%         8,946        7,736   + 16%
                               -------    -------                --------    ---------
Income before minority           5,417      4,255     + 27%        16,614       13,752   + 21%
     interests
Minority interests                 (50)        97        -            (11)         (83   - 87%
                               -------    -------                --------    ---------
Net income                     $ 5,367    $ 4,352     + 23%      $ 16,603    $  13,669   + 21%
                               =======    =======                ========    =========

Average shares outstanding      15,341     15,077     +  2%        15,233       15,065   +  1%
                               =======    =======                ========    =========
Net income per share             $0.35      $0.29     + 21%         $1.09        $0.91   + 20%
                               =======    =======                ========    =========

Dividends per share              $0.05      $0.05        -          $0.15        $0.15      -
                               =======    =======                ========    =========

Amounts are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                      Nine months ended
                                                         September 30
                                                      -----------------
                                                        1995      1994
-----------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                           $16,603   $ 13,669
 Non-cash items:
  Depreciation and amortization                         5,745      4,887
  Other                                                  (621)     1,026
 Changes in assets and liabilities                     (4,511)    (7,992)
                                                      -------   --------
                                                       17,216     11,590
Investments:
 Capital expenditures                                  (7,752)    (9,848)
 Acquisitions/joint ventures                             (724)    (1,191)
                                                      -------   --------
                                                       (8,476)   (11,039)
Financing:
 Dividends paid                                        (2,250)    (2,245)
 Proceeds from exercise of stock options                2,299        290
                                                      -------   --------
                                                           49     (1,955)

Effect of exchange rate changes on cash                   (19)       317
                                                      -------   --------
Increase in cash and cash equivalents                   8,770     (1,087)
Cash included from consolidation of a subsidiary
  which became majority owned in 1995                   2,134          -
Cash and cash equivalents at beginning of period       13,246      7,927
                                                      -------   --------
Cash and cash equivalents at end of period            $24,150   $  6,840
                                                      =======   ========

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

The results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results for the entire year 1995.

The financial data included herein have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

THIRD QUARTER RESULTS

Net sales were $67.0 million for the third quarter of 1995, an increase of 13% over the comparable quarter of 1994. Sales of products other than fetal bovine serum (FBS) increased by 14%, when comparing the third quarter of 1995 with the comparable period in 1994 and excluding the effect of changes due to different currency translation rates. Lower unit sales of FBS decreased net sales by $1.2 million while higher unit selling prices of FBS increased net sales by $0.5 million when comparing the third quarter of 1995 with the third quarter of 1994. FBS sales represented 15% of net sales in the third quarter of 1995 and 18% in the third quarter of 1994. The effect of changes in currency exchange rates increased third quarter 1995 net sales by $1.5 million when compared with the third quarter of 1994.

Gross margins were 50.7% of net sales in the third quarter of 1995 compared with 46.6% in the third quarter of 1994. FBS gross margins were higher in the third quarter of 1995 than in the comparable quarter a year earlier as FBS unit selling prices increased while unit costs decreased.

Marketing and administrative expenses were 33.1% of net sales in the third quarter of 1995 and 29.7% in the third quarter of 1994. The effect of consolidating the Company's Japanese subsidiary increased marketing and administrative expenses by $0.9 million, or 1.3% of net sales. Expenses related to the Company's new direct sales offices and custom oligonucleotide business also contributed to the increase in marketing and administrative expenses in the third quarter of 1995. Research and development expenses were $3.8 million in the third quarter of 1995, representing a 6% increase over the $3.5 million reported in the third quarter of 1994.

Operating income of $8.1 million for the quarter ended September 30, 1995 represented a 24% increase over the third quarter of 1994. Other income increased 65% when comparing the third quarter of 1995 with the third quarter of the previous year, principally due to higher equity income from the Company's Japanese subsidiary reported prior to consolidation and higher investment income in the 1995 period. The Company's effective income tax rate was 35% in the third quarter of 1995 compared with 36% in the third quarter of the previous year.

Third quarter 1995 net income of $5.4 million increased 23% over the comparable period a year earlier. Earnings per share of $0.35 in the third quarter of 1995 were 21% greater than the $0.29 per share reported in the prior year's third quarter.

NINE MONTHS RESULTS

For the first nine months of 1995, net sales were $202.1 million, an increase of $25.7 million, or 15%, over the first nine months of 1994. Sales of products other than FBS increased by 13% when comparing the first nine months of 1995 with the comparable period in 1994 and excluding the effect of changes due to different currency translation rates. Lower unit sales of FBS reduced net sales by $2.1 million, while higher FBS unit selling prices increased net sales by $1.4 million in the first nine months of 1995. FBS sales represented 16% of net sales in the first nine months of 1995 and 18% in the comparable period of 1994. Changes in currency exchange rates used to translate sales to U.S. dollars increased net sales in the first nine months of 1995 by $7.4 million when compared with the first nine months of last year.

Gross margins for the first nine months of 1995 were 49.3% of net sales compared with 47.4% in the first nine months of 1994. Gross margins on products other than FBS improved in the 1995 period, mostly because the Company reported higher gross margins in markets it served directly in the first nine months of 1995 where these markets were served by distributors for a substantial portion of the comparable period of 1994. FBS gross margins were higher in the first nine months of 1995 as FBS unit selling prices increased at a faster rate than the increase in unit costs.

Marketing and administrative expenses represented 31.3% of net sales in the first nine months of 1995 compared with 29.1% of net sales in the comparable period of 1994. The increase as a percentage of sales is principally due to the Company's new direct sales offices and new custom oligonucleotide business. Research and development expenses were $11.8 million in the first nine months of 1995, an increase of 3% over the first nine months of 1994.

Operating income increased 18% to $24.7 million in the first nine months of 1995 compared with the first nine months of 1994. Other income increased 56% in the first nine months of 1995 principally due to higher equity income from the Company's Japanese subsidiary reported prior to consolidation and higher investment income in the 1995 period. The Company's effective income tax rate was 35% in the first nine months of 1995 compared with 36% in the first nine months of 1994.

Net income of $16.6 million for the first nine months of 1995 was 21% greater than the $13.7 million for the comparable period in 1994. Earnings per share of $1.09 in the first nine months of 1995 represented a 20% increase over earnings per share in the comparable period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $17.2 million in cash during the first nine months of 1995. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1995. Working capital increases, largely related to higher sales or seasonal factors, were the principal use of cash from operations.

The Company paid $7.8 million for capital expenditures in the first nine months of 1995, including a significant investment in new management information systems. The Company acquired a controlling interest in its Japanese joint venture for $0.2 million increasing its ownership from 50% to 51%. The Company also made an additional equity investment of $0.3 million in a life sciences company in North America and made deferred payments of $0.2 million related to the 1994 purchase of its Swedish operations.

Cash used for financing activities included $2.3 million paid in the first nine months of 1995 for the Company's quarterly dividend. Short and long term debt was a result of acquiring an additional 1% interest in the Company's Japanese joint venture and consolidating its results for the first time in the quarter ended September 30, 1995. The Company received $2.3 million in cash related to the exercise of options to acquire the Company's common stock in the first nine months of 1995.

Capital expenditures in 1995 are expected to approach $12 million primarily for new and replacement machinery, equipment and management information systems as well as for facilities modernization, including the Company's new corporate R&D center in Maryland. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from The Dexter Corporation, an affiliate of the Company, to meet its anticipated working capital and capital expenditure requirements in the fourth quarter of 1995.

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

Item 5.   Other Information - Not applicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:

          11.   Statement re computation of per share earnings.
          15.   Letter re unaudited interim financial statements.
          27.   Financial data schedule

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     LIFE TECHNOLOGIES, INC.



Date:  Nov. 3, 1995                  By:/s/ Joseph C. Stokes, Jr.
                                     ------------------------------
                                     Joseph C. Stokes, Jr.
                                     Vice President-Finance,
                                     Secretary and Treasurer
                                     (Principal Financial Officer
                                     and Authorized Signatory)



                                     By:/s/ C. Eric Winzer
                                     ----------------------------
                                     C. Eric Winzer
                                     Controller
                                     (Principal Accounting
                                     Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of September 30, 1995 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Washington, D.C.
October 9, 1995

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
