Form 10-K
period 1995-12-31
LIFE TECHNOLOGIES INC
filed 1996-03-05
CIK 727737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended    December 31, 1995
                                 -----------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from                     to
                                      -------------------    ------------------

                        Commission file number  0-14991
                                               ---------
                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

   DELAWARE                                                  34-0431300
   (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)
   8717 GROVEMONT CIRCLE, GAITHERSBURG, MD                   20877
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 1996 was $192,820,193.

The number of shares of common stock, par value $.01 per share outstanding as of February 23, 1996 was 15,208,103.

                      Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 16, 1996 are incorporated by reference in
Part III of this Report.

As used herein, the terms "LTI" and the "Company" shall mean Life Technologies, Inc. and its subsidiaries unless the context otherwise indicates and the term "Proxy Statement" shall mean the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 16, 1996.


                                    PART I
                                    ------

ITEM 1.   BUSINESS
-------   --------

                                    GENERAL
                                    -------


LTI, originally incorporated in Ohio in 1915 and reincorporated in Delaware in 1986, develops, manufactures and supplies more than 3,000 products used in life sciences research and commercial manufacture of genetically engineered products. The Company's products include sera, other cell growth media, biochemicals and enzymes and other biological products necessary for recombinant DNA procedures. These and related products and services provided by the Company are used in cellular biochemistry and molecular biology research and in the production of genetically engineered pharmaceuticals such as interferons, interleukins and tissue plasminogen activator ("t-PA").

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


  -  PRODUCTS FOR LIFE SCIENCES RESEARCH

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

  -  PRODUCTS FOR COMMERCIAL PROCESSES USING GENETICALLY ENGINEERED CELLS

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

Cellular biochemistry involves the study of the genetic functioning and biochemical composition of cells as well as their proliferation, differentiation, growth and death. The understanding gained from such study has broad application in the field of developmental biology and is important in the study of carcinogenesis, virology, immunology, vaccine design and production and agriculture. To grow the cells required for research, researchers use cell or tissue culture media which simulate under laboratory conditions (in vitro) the
                                                                 -- -----
environment which surrounds such cells naturally (in vivo) and which facilitate
                                                  -- ----
their growth.

Molecular biology involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in structure to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products, and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed "genetic engineering" or "gene-splicing," the researcher modifies an organism's naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

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

                                   PRODUCTS
                                   --------

The Company is a major supplier of cell culture products used to maintain living cells for study in the laboratory. The Company's cell culture products consist of bovine serum, liquid and dry-powdered culture media, balanced salt solutions, other animal sera and plant tissue culture media. The Company also produces and markets a line of products to assist the researcher in analyzing cellular functions in mammals and other multicell organisms, including the growth and differentiation of cells and their immunological response. Sales of fetal bovine serum ("FBS"), a major product of the Company, accounted for 16% of the Company's net sales in 1995 and 18% of the Company's net sales in 1994 and 1993.

The Company is a major supplier of products used as research tools by molecular biologists, including restriction enzymes, DNA and RNA modifying enzymes, specialty reagents, research apparatus, nucleic acids, molecular biology systems and custom oligonucleotides.

                            GEOGRAPHIC INFORMATION
                            ----------------------

Information regarding geographic operations and sales required by this item is contained in the Financial Notes entitled "Geographic Data" on page F-19 of this 1995 Annual Report on Form 10-K.

                              SALES AND MARKETING
                              -------------------

At December 31, 1995, the Company had approximately 129 employees worldwide who were employed in direct field sales. Most of the Company's products are sold throughout the world by its own sales employees, and the remaining products are sold through agents or distributors.

                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that a strong research and product development effort is important to its future growth. The Company's investment in research and development was $15.9 million in 1995, $15.0 million in 1994 and $14.5 million in 1993. An explanation of the changes in research and development expense for the above periods is contained under the caption "Research and Development ("R&D") Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations provided under Part II, Item 7 on page 11 of this 1995 Annual Report on Form 10-K.

The Company conducts most of its research and development activities at its own facilities using its own personnel. At December 31, 1995, the Company had approximately 107 employees principally engaged in research and development. The Company's scientific staff is augmented by advisory relationships with a number of scientists.

The Company's research and development activities are aimed at providing new products for its current product lines and developing new applications for its products.
                                  COMPETITION
                                  -----------

Only one company is known to compete with the Company in all its major product lines, but in each product line competition is offered by a number of companies, including companies substantially larger and with greater financial resources than LTI. In the Company's view, competitive position in its markets is determined by product quality, technical support, price, breadth of product line, timely product development and speed of delivery.

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

The Company has obtained rights to products and technologies under a number of license agreements with universities and others. In 1995, approximately 11% of the Company's net sales were related to products which were licensed from others or which incorporated technologies licensed from others. The Company intends to continue its current strategy of seeking licenses to technologies and products from sources around the world. The Company does not believe that any single product or technology licensed from others is material to its business as a whole.

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

                                   SUPPLIERS
                                   ---------

The Company buys materials for its products from many suppliers, including certain affiliate joint ventures, and is generally not dependent on any one supplier or group of suppliers. Raw materials, other than FBS, purchased from others are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of the Company's major products, its price is unstable, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. The Company acquires raw FBS products from various suppliers including an affiliate joint venture. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to the Company.

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

                             GOVERNMENT REGULATION
                             ---------------------

Certain of the Company's cell culture products are subject to regulation under the Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, the Company's manufacturing facilities for the production of cell culture products are subject to periodic inspection primarily by the U.S. Food and Drug Administration ("FDA") and other product-oriented federal agencies and various state and local authorities. Such facilities are believed to be in compliance with the requirements of the FDA's current Good Manufacturing Practices and other federal, state and local regulations.

The federal government oversees certain recombinant DNA research activities through the National Institutes of Health Guidelines for research involving recombinant DNA molecules (the "NIH Guidelines"). The NIH Guidelines prohibit or restrict certain recombinant DNA experiments, set forth levels of biological and physical containment of recombinant DNA molecules to be met for various types of research and require that institutional biosafety committees approve certain experiments before they are initiated. The NIH Guidelines now exempt most of the experiments conducted by the Company. The Company, however, voluntarily complies with the NIH Guidelines for its molecular and cell biology experiments. Compliance with the NIH Guidelines has not had, and the Company does not believe it will have in the future, a material effect on the capital expenditures, earnings or competitive position of the Company.

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

                                   EMPLOYEES
                                   ---------

At December 31, 1995, the Company had approximately 1,354 full-time and 59 part-time employees, approximately 517 of whom were employed outside the United States. Fewer than 10 employees are covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

ITEM 2.   PROPERTIES
-------   ----------

The Company owns or leases the following principal properties, each of which contains manufacturing, storage, laboratory or office facilities:


  Location
  --------

Gaithersburg, Maryland  (Leased)
Paisley, Scotland  (Owned and leased)
Grand Island, New York  (Owned and leased)
Frederick, Maryland  (Leased)
Auckland, New Zealand (Owned and leased)

The Company owns or leases certain other properties throughout the world in addition to the principal properties listed. The terms of the leases for properties to which the Company is a party range in expiration dates from 1996 to 2012, and some are renewable.

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

Over the past several years, the Company has undertaken a facilities upgrade and improvement program. The initial focus of this program, now largely completed, was the Company's manufacturing facilities in the U.S., Scotland and New Zealand. Over the next few years, the Company is expecting to focus on upgrading and improving its research and development and distribution facilities around the world as well as its headquarters and administrative facilities in Gaithersburg, Maryland. The Company currently believes it may spend approximately $70 million for property, plant and equipment from 1996 through 1998, of which $40-45 million would be for facilities modernization. A major component of the facilities improvement program over the next several years will be for facilities now being constructed, and to be constructed, on the Company's recently acquired corporate R&D and administrative offices site in Gaithersburg. The Company expects to spend approximately $25-30 million in 1996 through 1998 for these facilities.

Additional information regarding the Company's properties is contained in the Financial Notes entitled "Property, Plant and Equipment" and "Leases" on pages F-9 and F-10, respectively, of this 1995 Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

The Company is not involved in any pending or threatened legal proceedings (other than ordinary routine litigation incidental to its business) which the Company believes will have a material adverse effect on the Company's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The Board of Directors elects all executive officers of the Company. Each executive officer holds his or her office until the earlier of his or her death, resignation, removal from office or the election or appointment of his or her successor. No family relationships exist among any of the Company's executive officers, directors or persons nominated to serve as such. The positions held and period during which the executive officers have served in those positions are set forth below:

J. STARK THOMPSON, PH.D. (age: 54; years of service: 7) was elected President and Chief Executive Officer of the Company in August 1988 and became a director of the Company in September 1988. Prior to joining the Company, he had been with E.I. DuPont de Nemours & Company ("DuPont") for 21 years. From June to August 1988, he had been Director of Sales and Marketing, North America, Diagnostics Division of DuPont. He was Director of the Diagnostics Systems Division between 1985 and June 1988. Prior thereto, he had been Business Director of the Diagnostic Systems Division from 1984 to 1985 with worldwide sales and marketing responsibility for the Division. Prior thereto, he had been Manager of DuPont's Instrument System Division and was responsible for general management of that Division.

THOMAS M. COUTTS (age: 51; years of service: 26) was elected Senior Vice President and General Manager, European Division, effective March 1, 1989. Prior thereto, he had been Vice President of Life Technologies, Europe, since prior to 1987.

JOHN V. COOPER, (age 44; years of service: 4) was elected Vice President and General Manager, America's Research Products Division, effective April 13, 1993. Prior to joining the Company, he had been a Worldwide Business Manager in Printed Circuit Materials for DuPont since prior to 1987.

BRIAN D. GRAVES (age: 54; years of service: 14) was elected Vice President and General Manager, U.S. Industrial Bioproducts Division, effective July 1, 1990. Prior thereto, he had been Vice President of Sales and Marketing, U.S. Research Products Division, for the Company since prior to 1987.

JOHN LEFFLER, PH.D., (age: 55, years of service: 3) was elected Vice President, Manufacturing, effective April 11, 1995. Prior to joining the Company, he worked for Dupont for 28 years in various director and management positions.

TIMOTHY E. PIERCE, PH.D. (age: 54; years of service: 5) was elected Vice President and General Manager, Asia Pacific Division, effective September 18, 1990. Prior to joining the Company, he had been General Manager, Asia Pacific, for Technicon Instruments Corporation since prior to 1987.

JOSEPH C. STOKES, JR. (age: 48; years of service: 7) was elected Vice President, Finance, Secretary and Treasurer, effective March 1, 1989. Prior thereto, he had been Treasurer of The Dexter Corporation, an affiliate of the Company, since prior to 1987.

ROSEMARY J. VERSTEEGEN, PH.D., (age: 47; years of service: 14) was elected a Vice President of the Company on April 16, 1991. Since 1982 she held several managerial positions with the Company. Prior thereto, she worked for Litton Industries as a staff scientist.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol: LTEK. The high and low sales prices for the Company's Common Stock for each quarter of 1994 and 1995 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-18 of this 1995 Annual Report on Form 10-K.

The number of holders of record of the Company's Common Stock at February 23, 1996 was 572. At February 23, 1996, The Dexter Corporation owned approximately 53.7% of the outstanding Common Stock of the Company.

The Company's Board of Directors has declared a $.05 per share dividend in each quarter of the previous three years and expects to consider the declaration and payment of quarterly dividends based on future operating results.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

This information has been derived from, and should be read in conjunction with, the related consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 1995 Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                            -----------------------
                 (amounts in thousands, except per share data)

------------------------------------------------------------------------------------
                                 1995       1994       1993       1992       1991
------------------------------------------------------------------------------------
FOR THE YEAR
 Revenues                      $272,299   $235,262   $205,616   $197,640   $171,339
 Research & development
  expenses                       15,871     15,000     14,463     13,892     12,974
 Restructuring charges                -          -        420          -      1,200
 Operating income                33,823     27,506     25,638     24,540     18,855
 Investment income, net of
  interest expense                  791        585        381        492      1,272
 Net income                      22,277     18,207     16,560     15,487     12,125
 Capital expenditures          $ 11,159   $ 12,123   $  7,230   $ 16,424   $  9,406
 Return on average
  stockholders' equity             15.7%      15.2%      16.0%      16.6%      11.4%
 Average shares outstanding
  including dilutive common
  stock equivalents              15,286     15,071     15,091     15,079     14,838
------------------------------------------------------------------------------------
AT DECEMBER 31
 Cash & cash
  equivalents                  $ 23,201   $ 13,246   $  7,927   $  7,652   $  5,748
 Working capital                 96,761     71,255     60,228     51,924     54,764
 Total assets                   208,744    171,747    145,790    130,049    116,381
 Long-term debt                   1,451          -          -          -          -
 Stockholders' equity           153,925    130,129    110,000     96,680     90,409
  Per share                    $  10.14   $   8.69   $   7.36   $   6.48   $   6.09
 Shares outstanding              15,182     14,981     14,951     14,925     14,857
------------------------------------------------------------------------------------
PER SHARE
 Net income:
  Primary                      $   1.46   $   1.21   $   1.10   $   1.03   $    .82
  Fully diluted                    1.45       1.20       1.10       1.03        .81
 Cash dividends declared            .20        .20        .20        .20       3.65
 Market price:
  High                           27 1/2     20 1/4         26     23 1/4         29
  Low                            17 1/2         15     15 3/4     15 3/4     13 3/4
  Close                          27 1/4     19 1/2     18 1/2     21 3/4     17 1/2
------------------------------------------------------------------------------------

Dividends - Prior to 1991, the Company retained its earnings for use in the business. On February 26, 1991, the Board of Directors of the Company declared a special cash dividend of $3.50 per share payable in March 1991. The Board has declared quarterly dividends of $0.05 per share in each quarter since the special dividend.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

This information should be read in conjunction with the related consolidated financial statements and notes thereto contained elsewhere in this 1995 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

GENERAL

The Company develops, manufactures, and sells cell and molecular biology products and cell culture products under the GIBCOBRL brand name. Cell and molecular biology products are used by scientists to identify, isolate, and manipulate the metabolic processes and genetic material of living organisms. Cell culture products include cell and tissue culture media, reagents, fetal bovine serum ("FBS"), a major product of the Company, and other animal sera. These products are used by scientists to grow cells under laboratory conditions and are also used for the commercial manufacture of pharmaceuticals and other life sciences products.

RESULTS OF OPERATIONS

REVENUES
The major product line components of net sales for 1995, 1994 and 1993 compare as follows:

----------------------------------------------------------
      (amounts in thousands)    1995      1994      1993
----------------------------------------------------------
Cell and molecular biology    $115,278  $ 94,034  $ 79,302
Cell culture                   156,954   141,161   125,647
----------------------------------------------------------
Net sales                     $272,232  $235,195  $204,949
==========================================================

Net sales for 1995 were $272.2 million, an increase of $37.0 million, or 16%, over 1994. Sales of products other than FBS increased $28.5 million, or 15%, over 1994 sales levels. FBS sales were $0.2 million lower in 1995 when compared with 1994. Lower unit sales of FBS lowered 1995 net sales by $2.1 million while higher unit selling prices increased net sales by $1.9 million when compared with net sales in 1994. Changes in currency exchange rates increased 1995 net sales by $8.7 million when compared with 1994.

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

FBS represented 16% of net sales in 1995 and 18% in 1994 and 1993.

Royalty income was $0.1 million, $0.1 million and $0.7 million in 1995, 1994 and 1993, respectively. Royalty income represents licensing fees paid to the Company for technologies developed from research efforts undertaken for the Company's discontinued molecular diagnostics product line.

COST OF SALES - GROSS MARGIN

Gross margins were 50.1% of net sales in 1995 compared with 47.3% in 1994. Gross margins improved in 1995 as the Company consolidated the gross margins of its Japanese subsidiary and because the Company reported higher gross margins in markets it served directly in 1995 where these markets were served by distributors for a substantial portion of 1994.

Gross margins were 47.3% of net sales in 1994 compared with 50.3% in 1993. Gross margins declined in the 1994 period principally due to lower FBS gross margins and higher royalty expense in the 1994 period. FBS gross margins were lower because of a decline in unit selling prices and an increase in unit costs.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were 31.9% of net sales in 1995, 29.2% of net sales in 1994 and 30.8% of net sales in 1993. Marketing and administrative expenses, expressed as a percentage of sales, increased in 1995 compared with 1994 largely because the Company consolidated the results of its Japanese subsidiary beginning in September of 1995 and because 1995 included a full year of expenses for new sales offices opened in 1994.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

Research and development expenses were $15.9 million in 1995, $15.0 million in 1994 and $14.5 million in 1993. R&D expenses in 1995, 1994 and 1993 were primarily directed toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

Research and development expenses represented 5.8%, 6.4% and 7.1% of net sales in 1995, 1994 and 1993, respectively.

RESTRUCTURING

In the fourth quarter of 1993, more closely the Company restructured its European operations to align expenses more closely with expected sales levels. Also in the fourth quarter of 1993, the Company completed the restructuring of its North American FBS collection operations with the disposition of an FBS collection subsidiary. The restructuring charge of $0.4 million in the fourth quarter of 1993 includes severance costs for ten employees who left the Company as a result of the European restructuring, costs related to closing a distribution center in Europe and costs related to the FBS restructuring.

OPERATING INCOME

Operating income for 1995 was $33.8 million, an increase of $6.3 million, or 23%, compared with 1994. The percentage increase in operating income was greater than the percentage increase in net sales when comparing 1995 with 1994 largely because gross margins increased at a faster rate than marketing and administrative expenses. Changes in currency exchange rates used to translate non-U.S. earnings to U.S. dollars increased operating income in 1995 by $1.5 million when compared with 1994.

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

OTHER INCOME AND EXPENSES

Investment income was $0.9 million in 1995, $0.6 million in 1994 and $0.4 million in 1993. Investment income in 1995, 1994 and 1993 included $0.2 million, $0.3 million and $0.2 million, respectively, related to an interest bearing note received upon the disposition of the Company's molecular diagnostics product line in late 1990. The increase in investment income was largely attributable to higher investment balances. Other income includes equity income from the Company's Japanese joint venture of $0.5 million in 1995, $0.7 million in 1994 and $0.5 million in 1993.

INCOME TAXES

Income taxes were 34.8% of pre-tax income in 1995, compared with 36% in 1994 and 1993.

MINORITY INTERESTS

Income attributed to minority interest investors was $0.5 million in 1995 and $0.1 million in 1994. The increase is principally for minority interests in the net income of the Company's Japanese subsidiary.

NET INCOME

Net income for 1995 was $22.3 million, an increase of 22% over 1994's net income of $18.2 million. Earnings per share were $1.46 in 1995, representing a 21% increase over the $1.21 per share earnings reported in 1994.

Net income for 1994 was $18.2 million, an increase of 10% over net income in 1993 of $16.6 million. Earnings per share were $1.21 in 1994, up 10% compared with earnings per share of $1.10 in 1993.

LOOKING AHEAD

The Company expects to concentrate on its core cell and molecular biology and cell culture product lines in 1996, including its recently launched custom primers business. Future trends in the Company's markets may be affected by government funding for life sciences research, the number of new products developed and introduced by the Company's customers, and changes in technology and scientific discoveries. The political debate in the United States and other countries with respect to reducing government budget deficits may ultimately lead to lower increases in, or levels of, government funding for research.
Prior to the final outcome of these debates, research funding may periodically be delayed or reduced, especially in the U.S., as government budget appropriation measures are delayed during budget negotiations.

Changes in currency exchange rates, the supply and price of FBS, the global economic situation and the availability of well-trained employees throughout the world are factors that could have a significant effect on the Company in 1996. Significant strengthening of the U.S. dollar against non-U.S. currencies, especially European and Japanese currencies, could have a negative impact on the Company's results. Volatility in the FBS market will continue to have a significant impact on the Company's results. The market volatility of FBS and the increasing demand for alternative media provide strong incentive to develop products and technologies which are not dependent on animal sera raw materials.

The Company will actively continue to seek out highly motivated and well-educated individuals to become employees of the Company.

Heightened worldwide safety and environmental concerns are likely to lead to increased regulation in these areas. The Company is committed to promoting the safety and health of its employees and the environment and will remain pro-active in complying with federal, state and local regulations.

LIQUIDITY AND CAPITAL RESOURCES

1995 CASH FLOWS

The Company generated $21.4 million in cash from operations during 1995. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1995. Working capital changes in 1995, net of business acquisitions, related principally to sales increases. The acquisition of a controlling interest in the Company's Japanese joint venture, which resulted in the consolidation of that entity's financial results, increased working capital by $9.9 million at the date of acquisition.

The Company paid $12.3 million in cash for property, plant and equipment in 1995. Capital spending in 1995 was for new and replacement machinery and equipment and management information systems related to the Company's ongoing business operations and for facilities expansion and modernization programs, including the Company's new corporate R&D center in Maryland. The Company used $0.8 million in 1995 for the acquisition of new businesses and to acquire a controlling interest in its Japanese joint venture.

The Company's balance sheet included $3.4 million of debt at the end of 1995. This debt was included in the financial statements of the Company's Japanese subsidiary and appears as debt of the Company as a result of the acquisition of a controlling interest in the subsidiary in 1995. The amount outstanding is owed to the minority shareholder and to local Japanese banks. Apart from the debt consolidated with its Japanese subsidiary, the Company did not incur any other debt during 1995, and there was no other debt outstanding at December 31, 1995. The Company currently has unused lines of credit with two commercial banks totaling $21.5 million and a short-term revolving credit facility with The Dexter Corporation, an affiliate of the Company, in the amount of $8 million.

Capital expenditures in 1996 are expected to range from $25-30 million. The Company expects to spend approximately $15 million in 1996 for its new corporate R&D center in Maryland and another $5 million for other facilities upgrades and improvements elsewhere around the world. The balance of expected 1996 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems.

In January 1996, the Company purchased approximately 75% of the outstanding common stock of Custom Primers, Inc., a California-based producer of oligonecleotides, for $7.1 million in cash, increasing the Company's ownership to 100%. The purchase agreement provides for an additional $4.4 million in earn-out contingencies based on sales of oligonucleotides over the next five years.

The Company believes it will be able to generate sufficient cash from its operations and its existing credit lines to meet its anticipated working capital and capital expenditure requirements in 1996.

The Board of Directors intends to consider the declaration and payment of quarterly dividends in the future based on the operating performance of the Company.

The Company is actively evaluating licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company may fund these transactions using cash from operations, debt, equity, or other sources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The Financial Statements and Supplementary Data appear on pages F-1 through F-19 of this 1995 Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The information required by this item is contained under the caption "Executive Compensation" in the Company's Proxy Statement, which is incorporated herein by reference (except for the "Report of the Compensation and Organization Committee and Stock Option Committee on Executive Compensation" and the "Performance Graph").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The information required by this item is contained under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

 (a) (1)  Financial Statements:

          a.  Report of Independent Accountants

          b. Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993

          c.  Consolidated Balance Sheet as of December 31,
              1995 and 1994

          d. Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993

          e.  Consolidated Statement of Changes in
              Stockholders' Equity for the years ended
              December 31, 1995, 1994 and 1993

          f.  Notes to Consolidated Financial Statements

 (a) (2)  Financial Statement Schedules:

          None.

          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's consolidated financial statements.

 (a) (3)  Exhibits:

          Exhibit numbers 10(A),(B),(C),(D),(E),(F),(G),(H),(I),(J),(K),(L), (M)
          and (N) are management contracts, compensatory plans or arrangements.

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

          10(L) 1995 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-59741, dated June 1, 1995, which is incorporated herein by reference.

          10(M) Employment Agreement dated April 11, 1995, between the Registrant and John E. Leffler regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

          10(N) Employment Agreement dated September 1, 1990, between the Registrant and Timothy E. Pierce regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

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

 (b)      Reports on Form 8-K.

          None.

 (c)      Exhibits

          See (a) (3) above.

 (d)      Financial Statement Schedules

          See (a) (2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 14, 1996         LIFE TECHNOLOGIES, INC.
                                (Registrant)


                                By /s/ Joseph C. Stokes, Jr.
                                ----------------------------------------
                                Joseph C. Stokes, Jr.
                                Vice President, Finance,
                                Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Thomas H. Adams, Ph.D.            /s/ Donald C. Sutherland
------------------------------------  ----------------------------------------
Thomas H. Adams, Ph.D.                Donald C. Sutherland
Director                              Director


/s/ Frederick R. Adler                /s/ J. Stark Thompson, Ph.D.
------------------------------------  ----------------------------------------
Frederick R. Adler                    J. Stark Thompson, Ph.D.
Director                              President and Chief Executive Officer
                                     (Principal Executive Officer)


/s/ Richard Axel, M.D., Ph.D.        /s/ K. Grahame Walker
-----------------------------        ----------------------------------------
Richard Axel, M.D., Ph.D.            K. Grahame Walker
Director                             Chairman of the Board of Directors


/s/ Kathleen Burdett                 /s/ Iain C. Wylie
-----------------------------------  ----------------------------------------
Kathleen Burdett                     Iain C. Wylie
Director                             Director


/s/ Betsy Z. Cohen                   /s/ Joseph C. Stokes, Jr.
-----------------------------------  -------------------------
Betsy Z. Cohen                       Joseph C. Stokes, Jr.
Director                             Vice President, Finance
                                     Secretary and Treasurer
                                     (Principal Financial Officer)


                                     /s/ C. Eric Winzer
                                     ----------------------------------------
Paul A. Marks, M.D.                  C. Eric Winzer
Director                             Controller
                                     (Principal Accounting Officer)


/s/ Jerry E. Robertson, Ph.D.
-----------------------------
Jerry E. Robertson, Ph.D.
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIFE TECHNOLOGIES, INC.
                                (Registrant)


                                By
                                ----------------------------------------
                                Joseph C. Stokes, Jr.
                                Vice President, Finance,
                                Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


--------------------------------------------------------------------------------
Thomas H. Adams, Ph.D.          Donald C. Sutherland
Director                        Director


--------------------------------------------------------------------------------
Frederick R. Adler              J. Stark Thompson, Ph.D.
Director                        President and Chief Executive Officer
                                (Principal Executive Officer)

--------------------------------------------------------------------------------
Richard Axel, M.D., Ph.D.       K. Grahame Walker
Director                        Chairman of the Board of Directors


--------------------------------------------------------------------------------
Kathleen Burdett                Iain C. Wylie
Director                        Director


--------------------------------------------------------------------------------
Betsy Z. Cohen                  Joseph C. Stokes, Jr.
Director                        Vice President, Finance
                                Secretary and Treasurer
                                (Principal Financial Officer)


--------------------------------------------------------------------------------
Paul A. Marks, M.D.             C. Eric Winzer
Director                        Controller
                                (Principal Accounting Officer)

--------------------------------------
Jerry E. Robertson, Ph.D.
Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                    Financial Statements:                 Page
          Index to Financial Statements and Schedules      F-1

          Report of Independent Accountants                F-2

          Consolidated Statement of Income for the
          years ended December 31, 1995, 1994 and 1993     F-3

          Consolidated Balance Sheet as of December 31,
          1995 and 1994                                    F-4

          Consolidated Statement of Cash Flows for the
          years ended December 31, 1995, 1994 and 1993     F-5

          Consolidated Statement of Changes in             F-6
          Stockholders' Equity for the years ended
          December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements       F-7

                Financial Statement Schedules:

          None.

                    All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's 1995 consolidated financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                 Coopers & Lybrand L.L.P.



Rockville, MD
January 22, 1996

                            Life Technologies, Inc.
                       Consolidated Statement of Income
                 (amounts in thousands, except per share data)


-------------------------------------------------------------------
For the years ended December 31,      1995       1994       1993
===================================================================
Revenues:
  Net sales                         $272,232   $235,195   $204,949
  Net royalties                           67         67        667
------------------------------------------------------------------
   Total revenues                    272,299    235,262    205,616
------------------------------------------------------------------
Expenses:
  Cost of sales                      135,784    123,988    101,874
  Marketing and administrative        86,821     68,768     63,221
  Research and development            15,871     15,000     14,463
  Restructuring                            -          -        420
------------------------------------------------------------------
   Total expenses                    238,476    207,756    179,978
------------------------------------------------------------------
Operating income                      33,823     27,506     25,638
------------------------------------------------------------------
Other income (expense):
  Investment income                      867        615        425
  Interest expense                       (76)       (30)       (44)
  Other, net                             329        534       (144)
------------------------------------------------------------------
   Total other income                  1,120      1,119        237
------------------------------------------------------------------
Income before income taxes            34,943     28,625     25,875
Income taxes                          12,160     10,305      9,315
------------------------------------------------------------------
Income before minority interests      22,783     18,320     16,560
Minority interests                      (506)      (113)         -
------------------------------------------------------------------
Net income                          $ 22,277   $ 18,207   $ 16,560
==================================================================
Average shares outstanding            15,286     15,071     15,091
------------------------------------------------------------------
Primary net income per share           $1.46      $1.21      $1.10
------------------------------------------------------------------
Dividends declared per share            $.20       $.20       $.20
==================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                          Consolidated Balance Sheet
                   (amounts in thousands, except share data)


----------------------------------------------------------------------
December 31,                                       1995       1994
======================================================================
ASSETS
Current assets:
  Cash and cash equivalents                       $ 23,201   $ 13,246
  Accounts receivable, net                          48,722     36,163
  Inventories:
    FIFO                                            67,106     58,705
    LIFO reserve                                    (6,261)    (5,995)
---------------------------------------------------------------------
    Total inventory                                 60,845     52,710
  Prepaid expenses                                   3,697      1,974
  Current deferred tax assets                        5,557      3,475
---------------------------------------------------------------------
    Total current assets                           142,022    107,568
Property, plant and equipment, net                  51,861     48,043
Investments and other assets                         8,671      9,796
Excess of cost over net assets of businesses
  acquired, net                                      6,190      6,340
---------------------------------------------------------------------
    Total assets                                  $208,744   $171,747
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $  1,934   $      -
  Accounts payable                                  15,102     14,358
  Dividends payable                                    759        749
  Accrued and deferred income taxes                 13,645     11,750
  Accrued liabilities and expenses                  13,821      9,456
---------------------------------------------------------------------
    Total current liabilities                       45,261     36,313
Long-term debt                                       1,451          -
Deferred income taxes                                2,421      1,871
Deferred items                                       3,334      2,893
Minority interests                                   2,352        541
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, one million
    shares authorized, none issued
  Common stock, $.01 par value, 50 million
    shares authorized, issued and outstanding
    15,181,939 in 1995 and
    14,980,799 in 1994                                 152        150
  Additional paid-in capital                        45,995     42,561
  Retained earnings                                108,444     89,184
  Currency exchange effects                           (666)    (1,766)
---------------------------------------------------------------------
    Total stockholders' equity                     153,925    130,129
---------------------------------------------------------------------
    Total liabilities and stockholders' equity    $208,744   $171,747
=====================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.

                     Consolidated Statement of Cash Flows
                            (amounts in thousands)
--------------------------------------------------------------------------
For the years ended December 31,                 1995       1994      1993
==========================================================================
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                  $ 22,277   $ 18,207   $16,560
 Non-cash items:
  Depreciation                                  7,136      5,996     5,336
  Amortization                                    592        512       487
  Deferred income taxes                          (419)       229       (86)
  Other                                          (321)       516      (451)
 Changes in assets and liabilities net of
   acquisitions:
  Accounts receivable                          (5,892)    (4,994)     (504)
  Inventories                                  (4,435)    (2,939)   (7,684)
  Prepaid expenses                             (1,355)       471      (446)
  Accounts payable and accrued expenses         2,461      1,580    (1,474)
  Accrued income taxes                          1,307      1,775       586
--------------------------------------------------------------------------
 Cash provided by operating activities         21,351     21,353    12,324
--------------------------------------------------------------------------
Investments:
 Property, plant and equipment                (12,279)   (12,533)   (8,085)
 Acquisitions/joint ventures                     (825)    (1,287)        -
 Issuance of long-term note receivable              -          -      (911)
 Other                                            (28)        17      (123)
--------------------------------------------------------------------------
 Cash used in investing activities            (13,132)   (13,803)   (9,119)
--------------------------------------------------------------------------
Financing:
 Dividends paid                                (3,007)    (2,993)   (2,987)
 Proceeds from exercise of stock options        2,990        308       374
--------------------------------------------------------------------------
 Cash used in financing activities                (17)    (2,685)   (2,613)
--------------------------------------------------------------------------
Effect of exchange rate changes on cash          (381)       454      (317)
--------------------------------------------------------------------------
Increase in cash and cash equivalents           7,821      5,319       275
Cash included from consolidation of a
 subsidiary which became majority owned
 in 1995                                        2,134          -         -
Cash and cash equivalents at beginning
 of year                                       13,246      7,927     7,652
--------------------------------------------------------------------------
Cash and cash equivalents at end of year     $ 23,201   $ 13,246   $ 7,927
==========================================================================
Supplemental cash flow information:
 Income tax payments, net of refunds         $ 11,354   $  8,057   $ 8,515
==========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (amounts in thousands)

--------------------------------------------------------------------------------------
                                                  Additional      Currency
                               Common Stock   Paid-in  Retained   Exchange
                              --------------
                              Shares  Amount  Capital  Earnings    Effects     Total
======================================================================================
Balances at
  December 31, 1992           14,925    $149  $41,777  $ 60,400    $(5,646)  $ 96,680
  Net income                                             16,560                16,560
  Dividends-$.20 per share                               (2,988)               (2,988)
  Shares issued under
    stock option plans            26       1      407                             408
  Currency effects                                                    (660)      (660)
-------------------------------------------------------------------------------------
Balances at
  December 31, 1993           14,951     150   42,184    73,972     (6,306)   110,000
  Net income                                             18,207                18,207
  Dividends-$.20 per share                               (2,995)               (2,995)
  Shares issued under
    stock option plans            30              377                             377
  Currency effects                                                   4,540      4,540
-------------------------------------------------------------------------------------
Balances at
  December 31, 1994           14,981     150   42,561    89,184     (1,766)   130,129
  Net income                                             22,277                22,277
  Dividends-$.20 per share                               (3,017)               (3,017)
  Shares issued under
    stock option plans           201       2    3,434                           3,436
  Currency effects                                                   1,100      1,100
-------------------------------------------------------------------------------------
Balances at
  December 31, 1995           15,182    $152  $45,995  $108,444    $  (666)  $153,925
=====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 =============================================================================
BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Life Technologies, Inc. (the "Company or Life Technologies") and its majority owned or controlled subsidiaries. Intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements. Investments in affiliated companies (20% to 50% Life Technologies' ownership) are recorded in the consolidated financial statements using the equity method of accounting except in cases where the Company can effectively exercise control. In these cases, the accounts of the affiliate are included in the Company's consolidated financial statements. Certain amounts for prior years have been reclassified to conform to and be consistent with the 1995 presentation.

Management has made estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NATURE OF OPERATIONS

Life Technologies is a multinational firm that develops, manufactures, and sells cell and molecular biology products and cell culture products used principally in life sciences research and commercial manufacture of genetically engineered products. The Company's principal customers consist of laboratories generally associated with universities, medical research centers, and government institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. The Company is engaged in one line of business.

Sales of fetal bovine serum ("FBS") accounted for 16% of net sales in 1995 and 18% of net sales in 1994 and 1993. Historically, the availability and price of FBS have been volatile and periodically have had a significant effect on the Company's results.

BUSINESS ACQUISITIONS

In September 1995, the Company acquired an additional 1% ownership of its Japanese joint venture, Life Technologies Oriental, K.K. ("LTOKK"), for $150,000, which approximated book value. This additional ownership resulted in a 51% controlling interest and led to the consolidation of the subsidiary's financial results as of the acquisition date. Prior to the acquisition, the Company accounted for LTOKK using the equity method of accounting and reported $0.5 million in equity income for the first eight months in 1995. Equity income reported for LTOKK in 1994 and 1993 was $0.7 million and $0.5 million, respectively. Sales for LTOKK in the first eight months of 1995 were $22.2 million and were $24.5 million in 1994 and $21.2 million in 1993.

In August 1994, the Company acquired certain assets of a distributor of life sciences research products serving Sweden, for $1.7 million. One million dollars of the purchase price was deferred and is being paid over three years, ending in 1997. The acquisition was accounted for as a purchase.

None of the businesses acquired during the period, individually or in the aggregate, constitute a significant subsidiary of the Company.

TECHNOLOGY AGREEMENTS

The Company has obtained rights to products and technologies under a number of licensing agreements or patents. The cost of technologies acquired from outside sources is capitalized and amortized over the legal or expected useful life where the technologies are currently commercially applicable. Where considerable development effort is required to have acquired technologies become part of the Company's product lines, the cost of the technologies are reported as research and development expense. Internal efforts to develop or patent technologies are expensed when incurred.

The Company also licenses technology it has developed to others. The Company recognizes revenue on these licenses when payment is reasonably certain. Revenues are reduced by related transaction expenses.

NET INCOME PER SHARE

Primary net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents.

RELATED PARTY - DEXTER

At December 31, 1995, The Dexter Corporation ("Dexter") owned approximately 53.8% of the outstanding shares of the Company's common stock. Most transactions with Dexter are administrative in nature (e.g., insurance), and the Company has no significant product sales to Dexter or its affiliates. Two executives of Dexter served as directors of the Company in 1995 and 1994.

The Company can borrow up to $8.0 million under a revolving line of credit from Dexter to finance short-term working capital needs. There were no borrowings during 1995. The Company borrowed various amounts up to $3.1 million and $4.5 million from Dexter in 1994 and 1993, respectively. There were no amounts outstanding under this line of credit at year-end 1995, 1994 or 1993.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid short-term investments readily convertible into cash. Cash equivalents consist primarily of time deposits and certificates of deposit with various financial institutions throughout the world. These investments are carried at cost, which approximates market, mature within 90 days and are therefore subject to minimal risk.

ACCOUNTS RECEIVABLE

Accounts receivable are reduced by allowances of $1.2 million and $0.4 million at December 31, 1995 and 1994, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. Inventories valued at cost using the LIFO method were approximately 33% and 35% of total inventories at December 31, 1995 and 1994, respectively. Inventories were as follows:


--------------------------------------------
(amounts in thousands)      1995      1994
============================================
Materials and supplies    $10,507   $ 8,811
Work in process             9,975     6,088
Finished goods             46,624    43,806
-------------------------------------------
Total FIFO value           67,106    58,705
LIFO reserve               (6,261)   (5,995)
-------------------------------------------
Total inventory           $60,845   $52,710
===========================================

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from 3 to 50 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $2.8 million in 1995, $2.5 million in 1994 and $2.7 million in 1993.

The cost and accumulated depreciation of property, plant and equipment were as follows:

------------------------------------------------------------
(amounts in thousands)                    1995       1994
============================================================
Land and land improvements              $  3,268   $  3,163
Buildings and leasehold improvements      27,279     23,991
Machinery and equipment                   51,098     45,717
Construction-in-process                    8,045      6,477
-----------------------------------------------------------
Total cost                                89,690     79,348
Accumulated depreciation                 (37,829)   (31,305)
-----------------------------------------------------------
Property, plant and equipment, net      $ 51,861   $ 48,043
===========================================================

LEASES

The Company leases buildings, automobiles and equipment under operating lease arrangements. These leases contain various renewal options, purchase options and escalation clauses. The total rental expense of all leases was $5.9 million in 1995, $5.8 million in 1994 and $5.9 million in 1993.

The future minimum rental payments required under noncancellable operating leases as of December 31, 1995 were as follows:

-----------------------------------------------------------
For the years ending December 31:    (amounts in thousands)
===========================================================
           1996                                     $ 5,054
           1997                                       3,115
           1998                                       1,568
           1999                                       1,427
-----------------------------------------------------------
           2000                                       1,140
           2001 and thereafter                        9,889
-----------------------------------------------------------
Total minimum lease payments                        $22,193
===========================================================


In July 1995, the Company entered into an agreement with Montgomery County, Maryland to lease a parcel of land on which the Company is constructing a new corporate R&D center and expects to construct other administrative offices, including the Company's headquarters. The agreement allows the Company to lease the property for 25 years with a 50 year renewal clause. Rent payments will commence at the earlier of July 1998 or the issuance of a use and occupancy permit for the R&D center. The Company also has an option to purchase the land, subject to several conditions.

INVESTMENTS AND OTHER ASSETS

Significant components of investments and other assets were as follows:

----------------------------------------------------------------------
(amounts in thousands)                                   1995    1994
======================================================================
Pension and retirement related                          $4,090  $3,180
Software, net of amortization                            2,235     344
Investment in, and advances to, affiliated companies       800   4,043
Deferred tax assets                                        607   1,595
Patents and licenses, net of amortization                  230     422
Other                                                      709     212
----------------------------------------------------------------------
Total investments and other assets                      $8,671  $9,796
======================================================================

The affiliated companies included above were LTOKK, the Company's joint venture in Japan, and the predecessor company to Custom Primers, Inc., a producer of custom oligonucleotides. LTOKK's financial results were consolidated subsequent to the Company's acquisition of a controlling interest in September 1995 (see "Business Acquisitions"). The Company acquired all outstanding stock of Customer Primers, Inc. not owned by the Company in January 1996 (see "Subsequent Events").

EXCESS ACQUISITION COSTS

The excess of costs over the net asset values of businesses acquired prior to 1992 are being amortized on a straight-line basis principally over 30 years. The excess of costs over net asset values of businesses acquired since 1992 are being amortized on a straight-line basis over no more than 10 years. The Company assesses the recoverability of net cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating earnings. The Company makes a specific provision against the asset when impairment is identified. The Company did not make an impairment charge in 1995, 1994 or 1993. Future acquisitions will be evaluated using this method and an appropriate useful life will be determined for amortization of the excess of costs over the net asset value of businesses acquired, if any.

Accumulated amortization at December 31, 1995 and 1994, amounted to $3.4 million and $3.0 million, respectively.

ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses were as follows:

----------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                1995     1994
====================================================================================================
Salaries, wages and benefits                                                         $ 6,322  $2,933
Compensated absences                                                                   1,935   1,822
Royalties                                                                              1,719   1,196
Other                                                                                  3,845   3,505
----------------------------------------------------------------------------------------------------
Total accrued liabilities and expenses                                               $13,821  $9,456
====================================================================================================

DEBT

The following is a summary of the outstanding debt at December 31, 1995 and 1994.
----------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                  1995    1994
====================================================================================================
Current
  Japanese Yen bank borrowings                                                       $   967       -
  Current portion of long-term debt                                                      967       -
----------------------------------------------------------------------------------------------------
Short-term debt                                                                        1,934       -
----------------------------------------------------------------------------------------------------
Long-term notes
  2.25% Note due 1996                                                                    967       -
  4.50% Note due 2001                                                                  1,451       -
----------------------------------------------------------------------------------------------------
                                                                                       2,418       -
----------------------------------------------------------------------------------------------------
Less: Current portion of long-term debt                                                  967       -
----------------------------------------------------------------------------------------------------
Long-term debt                                                                       $ 1,451       -
====================================================================================================

Short-term borrowings consist of notes payable from various banks denominated in Japanese Yen as well as the current portion of long-term debt. The carrying value of short-term borrowings approximates fair value. The average interest rate on the Japanese Yen bank borrowings during the year and at year-end was 2.6%.

The Company currently has unused lines of credit with two banks totaling $21.5 million and a short-term revolving credit facility with Dexter for $8.0 million.

Long-term debt consists of Yen 100 million and Yen 150 million in the form of promissory notes from the Company's 51% owned Japanese subsidiary to the minority shareholder for working capital and financing needs. Long-term debt represented less than 1.0% of total capital at December 31, 1995. The weighted average interest rate during the year was 3.6%. The fair value of the Company's long-term debt is estimated by management to approximate the carrying value of the long-term debt at December 31, 1995. Aggregate maturities of long-term debt are as follows: 1996 - Yen 100 million; 1997 - Yen 30 million; 1998 - Yen 30 million; 1999 - Yen 30 million, 2000 - Yen 30 million and 2001 - Yen 30 million.

INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:




----------------------------------------------------------------
                                           1995    1994    1993
================================================================
Statutory U.S. federal income tax rate    35.0%   35.0%   35.0%
State income taxes                         0.7%    1.1%    1.8%
Non-U.S. tax rate differences             (0.6%)  (3.2%)   3.8%
U.S. tax credits                          (0.4%)  (2.2%)  (6.6%)
Other                                      0.1%    5.3%    2.0%
--------------------------------------------------------------
Effective income tax rate                 34.8%   36.0%   36.0%
==============================================================

The provision (benefit) for taxes on income for 1995, 1994 and 1993 is summarized below:

---------------------------------------------------------------
(amounts in thousands)                1995      1994     1993
===============================================================
Current
  United States                     $ 2,759   $ 3,599   $1,685
  International                       9,396     5,967    7,014
  State                                 424       510      702
--------------------------------------------------------------
Total current                        12,579    10,076    9,401
--------------------------------------------------------------

Deferred
  United States                        (532)      301      218
  International                         209      (114)     (14)
  State                                 (96)       42     (290)
--------------------------------------------------------------
Total deferred                         (419)      229      (86)
--------------------------------------------------------------
Total provision for income taxes    $12,160   $10,305   $9,315
==============================================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

---------------------------------------------------------------
(amounts in thousands)                            1995    1994
---------------------------------------------------------------
Deferred tax assets
   Inventory reserves and intercompany profit    $3,087  $1,680
   Expenses deductible when paid                    897   1,371
   Reserves for vacation pay                        598     508
   Reserves for bad debts and product returns       371     160
   Reserves for insurance                           156     400
---------------------------------------------------------------
   Other                                          1,055     951
---------------------------------------------------------------
Gross deferred tax assets                         6,164   5,070
---------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets, principally depreciation         2,410   1,236
   Inventory capitalization                         445     327
   Other                                            112     732
---------------------------------------------------------------
Gross deferred tax liabilities                    2,967   2,295
---------------------------------------------------------------
Net deferred tax asset                           $3,197  $2,775
===============================================================

Management has determined that tax benefits associated with the net deferred tax asset will more likely than not be realized based on the availability of taxable income in prior carryback years against which future tax deductions may be offset and on expectations that future operating income of the Company will also be sufficient to realize fully these net deferred tax assets.

Tax credits for research and development and foreign income taxes paid on foreign source income reduce income tax expense in the year realized.

U.S. and international withholding taxes have not been provided on approximately $78.7 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such a distribution is made. Pretax income from international operations amounted to $28.0 million in 1995, $19.3 million in 1994 and $17.2 million in 1993.

RETIREMENT BENEFITS

The Company has a qualified pension plan ("defined benefit") and a 401(k) plan ("employee deferral" and "defined contribution") for substantially all United States employees. With respect to its qualified U.S. pension plan, the Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon the employee's highest average compensation in any consecutive five year period in the ten years before retirement. The Company's 401(k) plan allows employees to contribute, on a tax-deferred basis, up to twelve percent of their annual base compensation subject to certain regulatory and plan limitations. Prior to 1995, the Company provided a deferred profit sharing program as a component of its 401(k) plan. Beginning in 1995, the Company replaced the deferred profit sharing component of its 401(k) plan with an employer match program under which the Company matches one half of the employee's 401(k) deferral up to a maximum of three percent of annual base compensation.

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

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The only significant non-U.S. defined benefit plan is for United Kingdom employees. The Company's policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employees' highest average base compensation over three consecutive years.

The components of net periodic pension cost and other costs for the retirement benefits plans during the years 1995, 1994 and 1993 are provided in the following table.

----------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                       1995     1994      1993
----------------------------------------------------------------------------------------------------------------------
Pension Plans:
  Service cost                                                                             $ 1,254   $1,705   $ 1,132
  Interest cost                                                                              1,429    1,352     1,065
  Actual return on assets                                                                   (2,050)    (318)   (1,138)
  Net amortization and deferrals                                                               974     (272)      502
---------------------------------------------------------------------------------------------------------------------
Net periodic pension costs                                                                   1,607    2,467     1,561
401(k) employer match program                                                                  787        -         -
401(k) deferred profit sharing program                                                           -      461       350
Defined contribution plans and other                                                           299      239       293
---------------------------------------------------------------------------------------------------------------------
Total pension costs                                                                        $ 2,693   $3,167   $ 2,204
=====================================================================================================================

The assumptions used in accounting for pensions in 1995, 1994 and 1993 were as follows:
---------------------------------------------------------------------------------------------------------------------
                                                                                              1995     1994      1993
---------------------------------------------------------------------------------------------------------------------
Pension plan assumptions:
  Discount rate
    Beginning of year:
      U.S.                                                                                    8.50%    6.75%     7.50%
      U.K.                                                                                    9.75%    6.75%     9.75%
    End of year:
      U.S.                                                                                    6.50%    8.50%     6.75%
      U.K.                                                                                    7.75%    9.75%     6.75%
  Average wage increase
      U.S.                                                                                     4-6%       6%        6%
      U.K.                                                                                       6%       6%        6%
  Expected long-term rate of
    return on plan assets
      U.S.                                                                                       9%       9%        9%
      U.K.                                                                                       8%       8%        8%
=====================================================================================================================


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

The funded status of the Company's pension plans and amounts recognized at December 31, 1995 and 1994 were as follows:

----------------------------------------------------------------------------------
                                         Plans Where             Plans Where
                                        Assets Exceed        Accumulated Benefits
                                     Accumulated Benefits       Exceed Assets
                                    ----------------------  ----------------------
(amounts in thousands)                1995        1994        1995        1994
==================================================================================
Actuarial present value of
  benefit obligation:
     Vested                            $15,074    $ 8,886     $ 1,302     $ 1,147
     Accumulated                        16,030      9,461       1,669       1,195
     Projected                          24,727     15,549       1,899       1,249
Plan assets at fair market value        17,444     13,944           -           -
---------------------------------------------------------------------------------
Projected benefit obligation
  in excess of plan assets              (7,283)    (1,605)     (1,899)     (1,249)
Unrecognized net (gain)/loss             4,736     (1,523)        164          25
Unrecognized prior service cost          2,681      2,950         522           8
Unrecognized net asset                    (334)      (358)          -           -
Adjustment required to recognize
  minimum liability                          -          -        (456)        (12)
---------------------------------------------------------------------------------
Accrued pension liability              $  (200)   $  (536)    $(1,669)    $(1,228)
=================================================================================

CONTINGENCIES

The Company is not involved in any pending or threatened legal proceedings other than ordinary routine litigation incidental to its business. Litigation is subject to many uncertainties, and it is reasonably possible that some of the legal actions or proceedings referred to above could be decided unfavorably to the Company. Although the amount of liability at December 31, 1995 with respect to these matters could not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

SUBSEQUENT EVENTS

On January 17, 1996, the Company purchased approximately 75% of the common stock of Custom Primers, Inc., a California-based producer of oligonucleotides, for approximately $7.1 million in cash, increasing the Company's ownership to 100%. The purchase agreement provides for an additional $4.4 million in earn-out contingencies based on sales of oligonucleotides over the next five years. The fair market value of net tangible assets acquired is approximately $0.5 million. The Company expects to record about $6.5 million in intangibles at the date of acquisition. The original intangibles will be amortized over five years. Additional intangibles will be recorded if and at the time the earn-outs are earned and any additional intangibles resulting from the earn-out payments will be amortized over the remaining life of the asset.

CURRENCY EFFECTS

The financial statements of the Company's non-U.S. operations are translated to U.S. dollars for consolidation, and the translation adjustment resulting from the fluctuation in the exchange rates is carried directly to stockholders' equity. The adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. Currency exchange gains and losses realized on business transactions were not significant in 1995, 1994 or 1993.

The Company utilizes forward exchange contracts to hedge non-local currency transactions and commitments. Gains and losses on forward exchange contracts that hedge specific currency commitments are deferred and recognized in income in the same period as the hedged transaction. Gains and losses on forward contracts that do not hedge an identifiable currency commitment are included in income as the gain or loss arises.

The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. Forward exchange contracts outstanding at year-end 1995 were short-term in nature and related to nonlocal currency transactions of the Company's European and Japanese operations. The equivalent U.S. dollar purchase amounts were $10.3 million and $2.1 million as of December 31, 1995 and 1994, respectively. There were no purchase amounts outstanding as of December 31, 1993. The equivalent U.S. dollar sale amounts were $12.9 million and $2.1 million as of December 31, 1995 and 1993, respectively. There were no sale amounts outstanding as of December 31, 1994. Deferred unrealized gains and losses at December 31, 1995, 1994 and 1993 were not significant.

STOCK OPTIONS

In 1995, the Company established a long-term incentive plan for certain key management and other personnel. The 1995 Long-term Incentive Plan provides that up to 750,000 shares of common stock may be awarded through various stock and stock related awards. For options awarded under the Plan, the option price cannot be less than 100 percent of the fair market value of common stock at the time the option is granted. Through December 31, 1995 the Company has granted only stock options under this plan.

The 1991 Stock Option Plan provided for the granting of incentive and non-qualified stock options to purchase up to 750,000 shares of common stock. The option price could not be less than 100% of the fair market value for incentive stock options and not less than 50% of the fair market value for non-qualified stock options.

The 1984 Plan, as amended in 1988, permitted the granting of incentive and non-qualified stock options to purchase up to 1,250,000 shares of common stock. The option price could not be less than 100% of the fair market value for incentive stock options and not less than 50% of the fair market value for non-qualified stock options. Prior to the 1988 amendment, grants could include stock appreciation rights ("SARs") which had to be exercised in tandem with the related stock option.

The 1983 Plan authorized the granting of stock options to purchase up to 300,000 shares of common stock at a price not less than fair market value. At December 31, 1992, there were 13,333 options outstanding under this plan. These options were exercised in 1994 at an average exercise price of $6.00.

The transactions under the 1995, 1991 and 1984 Plans were as follows:

----------------------------------------------------------------------------
                                         1995           1991           1984
                                         Plan           Plan           Plan
============================================================================
December 31, 1992                                    339,132        364,726
  Granted                                            196,350
  Expired or canceled                                (17,597)        (1,050)
  Exercised at average price
    of $13.98 per share                               (5,571)       (21,235)
---------------------------------------------------------------------------
December 31, 1993                                    512,314        342,441
  Granted                                            206,250
  Expired or canceled                                (12,663)        (4,237)
  Exercised at average price
    of $14.18 per share                              (10,369)        (5,714)
---------------------------------------------------------------------------
December 31, 1994                                    695,532        332,490
  Granted                             368,800
  Expired or canceled                                (10,317)        (7,050)
  Exercised at average price
    of $15.26 per share                              (91,688)      (117,674)
---------------------------------------------------------------------------
December 31, 1995                     368,800        593,527        207,766
===========================================================================
Price range                     $24.00-$24.00  $14.25-$20.88   $7.25-$16.63
Weighted average price                 $24.00         $18.57   $      13.20
===========================================================================
Exercisable                                 -        396,706        207,766
===========================================================================


Most options become exercisable on a cumulative basis over a period of service not exceeding ten years from the date of grant. In addition to the number of shares available for grant represented by the stock options outstanding at December 31, 1995, there were 381,200 shares of common stock available for future grant under the 1995 plan. No further grants under the 1991 and 1984 Plans can be made. All SAR's have been exercised, canceled or expired as of December 31, 1995. The Company makes no charge against income with respect to options granted at fair market value.

The Company will elect the disclosure-only requirement of Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation, in 1996.

QUARTERLY FINANCIAL INFORMATION

---------------------------------------------------------------------------------------------
(amounts in thousands, except per share data)
---------------------------------------------------------------------------------------------
                Quarterly amounts are unaudited   First   Second    Third   Fourth     Year
=============================================================================================
1995:
Net sales                                        $66,243  $68,853  $66,981  $70,155  $272,232
Net royalties                                          -        -       67        -        67
Cost of sales                                     33,884   35,480   33,012   33,408   135,784
Operating income                                   8,439    8,184    8,081    9,119    33,823
Net income                                         5,622    5,614    5,367    5,674    22,277
Primary earnings
  per share                                          .37      .37      .35      .37      1.46
Market price per share:
  High                                            20 1/4       23   26 3/4   27 1/2    27 1/2
  Low                                             17 1/2   19 1/4   22 1/4       23    17 1/2
=============================================================================================
1994:
Net sales                                        $58,069  $59,172  $59,098  $58,856  $235,195
Net royalties                                         67        -        -        -        67
Cost of sales                                     30,282   30,877   31,538   31,291   123,988
Operating income                                   7,369    7,075    6,496    6,566    27,506
Net income                                         4,679    4,638    4,352    4,538    18,207
Primary earnings
  per share                                          .31      .31      .29      .30      1.21
Market price per share:
  High                                            19 1/2   18 3/4   19 1/2   20 1/4    20 1/4
  Low                                             15 3/4       15       17   16 1/2        15
=============================================================================================


             GEOGRAPHIC DATA
------------------------------------------------------------
(amounts in thousands)            1995       1994       1993
============================================================
Net Sales:
 North America                $177,917   $151,771   $129,279
 Intercompany                  (27,008)   (20,555)   (13,006)
------------------------------------------------------------
  Trade sales                  150,909    131,216    116,273
------------------------------------------------------------
 Europe                        100,220     86,650     75,504
 Intercompany                   (1,673)    (3,181)    (2,629)
------------------------------------------------------------
  Trade sales                   98,547     83,469     72,875
------------------------------------------------------------
 Pacific                        24,129     20,510     15,801
 Intercompany                   (1,353)         -          -
------------------------------------------------------------
  Trade sales                   22,776     20,510     15,801
------------------------------------------------------------
Net sales                     $272,232   $235,195   $204,949
============================================================
Operating Income:
 North America                $ 11,344   $ 15,047   $ 14,408
 Europe                         27,063     19,551     18,298
 Pacific area                    5,198      2,164      2,185
 General corporate expense      (9,782)    (9,256)    (9,253)
------------------------------------------------------------
Operating income              $ 33,823   $ 27,506   $ 25,638
============================================================
Assets:
 North America                $ 90,660   $ 87,341   $ 81,234
 Europe                         85,299     67,939     54,081
 Pacific area                   32,785     16,467     10,475
------------------------------------------------------------
Total assets                  $208,744   $171,747   $145,790
============================================================

Intercompany sales between areas are based on estimated market prices or on amounts computed to provide reasonable profit to each unit. Operating income represents net sales less expenses of operations. Sales and related income prior to September 1995 to the Company's then-unconsolidated Japanese joint venture, LTOKK, are included in the Pacific area.

                              INDEX TO EXHIBITS
                              -----------------
                                                                          Page #

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

                                                                           Page#
                                                                           -----


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

       10(L) 1995 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-59741, dated June 1, 1995, which is incorporated herein by reference.

                                                                           Page#
                                                                           -----

       10(M)   Employment Agreement dated September 1, 1990, between       E-1
               the Registrant and John E. Leffler regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

       10(N)   Employment Agreement dated September 1, 1990, between       E-14
               the Registrant and Timothy E. Pierce regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

          11   Statement re: computation of per share earnings.            E-27

          21   Subsidiaries of the Registrant.                             E-31

          23   Consent of Independent Accountants.                         E-32

          27   Financial Data Schedule. (electronic filing only)           E-33