Form 10-Q
period 1996-03-31
LIFE TECHNOLOGIES INC
filed 1996-04-29
CIK 727737

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
Mark One

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended   March 31, 1996
                                        ----------------

                                      OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________


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

                                --------------

      Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding at April 25, 1996
                 -----                   -----------------------------
Common Stock, par value $.01 per share          15,241,534 shares

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1. Financial Statements
        --------------------

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                      Three months ended
                                          March 31
                                    --------------------
                                      1996       1995
                                    ---------  ---------
Net sales                            $76,630    $66,243

Operating expenses:
  Cost of sales                       35,817     33,884
  Marketing and administrative        25,331     20,004
  Research and development             4,569      3,916
                                     -------    -------
     Total operating expenses         65,717     57,804
                                     -------    -------
Operating income                      10,913      8,439

Other income (expense):
  Investment income                      118        141
  Interest expense                       (42)        (3)
  Other, net                               3         12
                                     -------    -------
     Total other income                   79        150
                                     -------    -------
Income before income taxes            10,992      8,589
Income taxes                           3,957      3,006
                                     -------    -------
Income before minority interests       7,035      5,583
Minority interests                      (353)        39
                                     -------    -------
Net income                           $ 6,682    $ 5,622
                                     =======    =======
Average shares outstanding            15,532     15,127
Primary net income per share           $0.43      $0.37
Dividends declared per share           $0.05      $0.05


Amounts are unaudited.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)


                                                 March 31,      December 31,
                                                   1996            1995
                                                -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 16,598         $ 23,201
  Accounts receivable, net                          55,408           48,722
  Inventories:
    Materials and supplies                           9,391           10,508
    In process and finished                         58,599           56,598
    LIFO reserve                                    (5,717)          (6,261)
                                                  --------         --------
      Total inventory                               62,273           60,845

  Prepaid expenses                                   4,327            3,697
  Current deferred tax assets                        5,553            5,557
                                                  --------         --------
    Total current assets                           144,159          142,022

Property, plant, and equipment                      95,481           89,691
  Less accumulated depreciation                    (39,750)         (37,830)
                                                  --------         --------
    Total property, plant, and equipment            55,731           51,861

Investments and other assets                         7,940            8,671
Excess of cost over net assets of
  businesses acquired, net                          13,331            6,190
                                                  --------         --------
    Total assets                                  $221,161         $208,744
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $  1,413         $  1,934
  Accounts payable                                  16,362           15,102
  Dividends payable                                    761              759
  Income taxes                                      16,445           13,645
  Accrued liabilities and expenses                  15,838           13,821
                                                  --------         --------
    Total current liabilities                       50,819           45,261

Long-term debt                                       1,413            1,451
Deferred income taxes                                2,400            2,421
Deferred items                                       3,925            3,334
Minority interests                                   3,125            2,352
                                                  --------         --------
  Total liabilities                                 61,682           54,819

Stockholders' equity:
  Common stock                                         152              152
  Additional paid-in capital                        46,855           45,995
  Retained earnings                                114,365          108,444
  Currency exchange effects                         (1,893)            (666)
                                                  --------         --------
    Total stockholders' equity                     159,479          153,925
                                                  --------         --------
    Total liabilities and
      stockholders' equity                        $221,161         $208,744
                                                  ========         ========
Equity per share                                    $10.48           $10.14


Amounts as of March 31, 1996 are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                     Three months ended
                                                          March 31
                                                     ------------------
                                                       1996       1995
                                                     --------   -------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                          $  6,682   $ 5,622
 Non-cash items:
  Depreciation and amortization                         2,548     1,864
  Other                                                   283       233
 Changes in assets and liabilities                     (2,603)   (5,865)
                                                     --------   -------
                                                        6,910     1,854
Investments:
 Acquisitions                                          (7,203)     (391)
 Capital expenditures                                  (4,968)   (3,880)
                                                     --------   -------
                                                      (12,171)   (4,271)
Financing:
 Dividends paid                                          (759)     (749)
 Proceeds from exercise of stock options                  679       382
 Loan repayments                                         (464)        -
                                                     --------   -------
                                                         (544)     (367)

Effect of exchange rate changes on cash                  (798)      408
                                                     --------   -------
Decrease in cash and cash equivalents                  (6,603)   (2,376)
Cash and cash equivalents at beginning of period       23,201    13,246
                                                     --------   -------
Cash and cash equivalents at end of period           $ 16,598   $10,870
                                                     ========   =======

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

The results for the three-month period ended March 31, 1996 are not necessarily indicative of the results for the year ended December 31, 1996.

The financial data included herein have been reviewed by the Company's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Net sales were $76.6 million for the first quarter of 1996, an increase of 16% over the comparable quarter of 1995. The impact of consolidating the results of the Company's Japanese subsidiary represented 6% of the 16% increase in net sales. Sales of products other than fetal bovine serum ("FBS") increased by 16%, when comparing the first quarter of 1996 with the comparable period in 1995 and excluding the effect of changes due to different currency translation rates. First quarter 1996 FBS sales were $0.8 million higher than in the first quarter of 1995. Higher unit selling prices for FBS increased net sales by $0.4 million and higher FBS unit sales contributed another $0.4 million to the increase in the first quarter 1996 net sales. FBS sales represented 15% of net sales in the first quarter of 1996 and 16% in the first quarter of 1995. The effect of changes in currency exchange rates increased first quarter 1996 sales by $0.4 million when compared with the first quarter of 1995.

Gross margins were 53.3% of net sales in the first quarter of 1996 compared with 48.8% in the first quarter of 1995. Gross margins improved in the 1996 period as the Company realized higher unit selling prices in Japan, FBS gross margins increased and the Company reduced product costs. Selling prices in Japan were higher as a result of the Company's acquisition of a controlling interest in its Japanese subsidiary in September 1995. FBS gross margins improved as unit selling prices were higher and unit costs were lower in the 1996 period.

Marketing and administrative expenses were 33.1% of net sales in the first quarter of 1996 and 30.2% in the first quarter of 1995. The increase in marketing and administrative expenses as a percentage of net sales was mostly the result of consolidating the sales and expenses of the Company's Japanese joint venture in the first quarter of 1996 where these results had not been consolidated in the first quarter of 1995. Research and development expenses were $4.6 million in the first three months of 1996 compared with $3.9 million for the first three months of 1995.

Operating income of $10.9 million for the quarter ended March 31, 1996 represented a 29% increase over the first quarter of 1995. When comparing the first quarter of 1996 with the first quarter of the previous year, operating income growth was greater than the growth in net sales principally due to higher gross margins in the 1996 period.

The Company's effective income tax rate was 36% in the first quarter of 1996 compared with 35% in the first quarter of 1995.

Income attributable to minority interests is principally related to earnings from the Company's serum collection joint venture and its Japanese subsidiary.

LIQUIDITY - FINANCIAL RESOURCES

Operating activities provided $6.9 million in cash during the first three months of 1996. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1996. Working capital increases, largely related to higher sales or seasonal factors, was the principal use of cash from operations.

The Company paid $5.0 million for capital expenditures in the first three months of 1996. The Company also completed its acquisition of Custom Primers Inc., a custom oligonucleotide producer, for $7.1 million. The purchase agreement provides for possible earn-out contingencies based on sales of oligonucleotides over the next five years.

Cash used for financing activities included a $0.8 million dividend payment paid in the first three months of 1996. The Company paid $0.5 million to a joint venture partner to reduce an outstanding loan. The Company received $0.7 million from the exercise of stock options.

Capital expenditures in 1996 are expected to range from $30-35 million. The Company expects to spend approximately $20 million in 1996 for its new corporate R&D center in Maryland and another $5 million for other facilities upgrades and improvements elsewhere around the world. The balance of expected 1996 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from The Dexter Corporation, an affiliate of the Company, to meet its anticipated working capital and capital expenditure requirements in 1996.

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

Item 3.  Defaults Upon Senior Securities - Not applicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.
         ---------------------------------------------------

Item 5.  Other Information - Not applicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

          11.  Statement re computation of per share earnings.
          15.  Letter re unaudited interim financial information.
          27.  Financial data schedule

    (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIFE TECHNOLOGIES, INC.


Date:  April 29, 1996                    By:  /s/ Joseph C. Stokes, Jr.
                                              ---------------------------------
                                              Joseph C. Stokes, Jr.
                                              Vice President-Finance,
                                              Secretary and Treasurer
                                              (Principal Financial Officer
                                              and Authorized Signatory)


                                         By:  /s/ C. Eric Winzer
                                              ----------------------------------
                                              C. Eric Winzer
                                              Controller
                                              (Principal Accounting
                                              Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Life Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of March 31, 1996 and the related consolidated statement of income for the three-month periods ended March 31, 1996 and 1995, and the related condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 22, 1996 we expressed an unqualified opinion on those consolidated financial statements.



                                            /s/ Coopers & Lybrand L.L.P.
                                            COOPERS & LYBRAND L.L.P.


Washington, D.C.
April 11, 1996

                                 EXHIBIT INDEX
                                 -------------


                                                                  Page
                                                                  ----
Exhibit 11    Statement re computation of per share earnings      11-13

Exhibit 15    Letter re unaudited interim financial information   14-15

Exhibit 27    Financial data schedule                                16
