Form 10-Q
period 1996-06-30
LIFE TECHNOLOGIES INC
filed 1996-07-30
CIK 727737

================================================================================
                      SCECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended   June 30, 1996
                                       -----------------


                                      OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ____________ to _____________


                        Commission file number  0-14991
                                               ---------


                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                       34-0431300
        (State or other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)              Identification No.)


        8717 GROVEMONT CIRCLE, GAITHERSBURG, MD        20877
        Address of principal executive offices)        (Zip Code)

                                   -----------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at July 26, 1996
                  -----                        -----------------------------
      Common Stock, par value $.01 per share         15,256,944 shares

- --------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                    Three months ended           Six months ended
                                          June 30                     June 30
                                ------------------------    --------------------------------
                                1996      1995    Change     1996          1995       Change
- --------------------------------------------------------    --------------------------------
Revenues:
  Net sales                   $77,430   $68,853     + 12%  $154,060    $    135,096     + 14%
  Net royalties                   134         -        -        134               -        -
                              -------   -------            --------    ------------
                               77,564    68,853     + 13%   154,194         135,096     + 14%
Operating expenses:
  Cost of sales                36,742    35,480     +  4%    72,559          69,364     +  5%
  Marketing and                25,197    21,047     + 20%    50,528          41,051     + 23%
    administrative
  Research and development      4,737     4,142     + 14%     9,306           8,058     + 15%
  Gain on product line
    disposal                   (2,569)        -        -     (2,569)              -        -
                              -------   -------            --------    ------------
  Total operating expenses     64,107    60,669     +  6%   129,824         118,473     + 10%
                              -------   -------            --------    ------------
Operating income               13,457     8,184     + 64%    24,370          16,623     + 47%

Other income (expense):
  Investment income               219       224     -  2%       337             365     -  8%
  Interest expense                (42)       (2)       -        (84)             (5)       -
  Other, net                     (105)      231        -       (102)            243        -
                              -------   -------            --------    ------------
  Total other income               72       453     - 84%       151             603     - 75%
                              -------   -------            --------    ------------
Income before income taxes     13,529     8,637     + 57%    24,521          17,226     + 42%
Income taxes                    4,870     3,023     + 61%     8,827           6,029     + 46%
                              -------   -------            --------    ------------
Income before minority          8,659     5,614     + 54%    15,694          11,197     + 40%
    interests
Minority interests               (364)        -        -       (717)             39        -
                              -------   -------            --------    ------------
Net income                    $ 8,295   $ 5,614     + 48%  $ 14,977           1,236     + 33%
                              =======   =======            ========    ============

Average shares outstanding     15,623    15,220     +  3%    15,579          15,164     +  3%
                              =======   =======            ========    ============

Net income per share            $0.53     $0.37     + 43%     $0.96           $0.74     + 30%
                              =======   =======            ========    ============

Dividends per share             $0.06     $0.05     + 20%     $0.11           $0.10     + 10%
                              =======   =======            ========    ============

Amounts are unaudited.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)


                                                                     June 30,      December 31,
                                                                       1996            1995
 ----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 23,270         $ 23,201
  Accounts receivable, net                                              56,697           48,722
  Inventories:
   Materials and supplies                                               12,448           10,508
   In process and finished                                              52,432           56,598
   LIFO reserve                                                         (4,788)          (6,261)
                                                                      --------         --------
     Total inventory                                                    60,092           60,845
  Prepaid expenses                                                       3,360            3,697
  Current deferred tax assets                                            5,137            5,557
                                                                      --------         --------
     Total current assets                                              148,556          142,022

Property, plant and equipment                                          104,070           89,691
   Less accumulated depreciation                                       (41,428)         (37,830)
                                                                      --------         --------
     Total property, plant and equipment                                62,642           51,861

Investments and other assets                                             9,163            8,671
Excess of cost over net assets of
  businesses acquired, net                                              13,048            6,190
                                                                      --------         --------
   Total assets                                                       $233,409         $208,744
                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                     $  1,423         $  1,934
  Accounts payable                                                      17,447           15,102
  Dividends payable                                                        915              759
  Income taxes                                                          16,505           13,645
  Accrued liabilities and expenses                                      18,896           13,821
                                                                      --------         --------
   Total current liabilities                                            55,186           45,261

Long-term debt                                                           1,101            1,451
Deferred income taxes                                                    2,411            2,421
Deferred items                                                           4,552            3,334
Minority interests                                                       3,637            2,352
                                                                      --------         --------
Total liabilities                                                       66,887           54,819

Stockholders' equity:
  Common stock                                                             153              152
  Additional paid-in capital                                            47,472           45,995
  Retained earnings                                                    121,745          108,444
  Currency exchange effects                                             (2,848)            (666)
                                                                      --------         --------
   Total stockholders' equity                                          166,522          153,925
                                                                      --------         --------
   Total liabilities and stockholders' equity                         $233,409         $208,744
                                                                      ========         ========

Equity per share (unaudited)                                            $10.92           $10.14

Amounts as of June 30, 1996 are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)



                                                        Six months ended
                                                             June 30
                                                        ----------------
                                                         1996      1995
- ------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                          $ 14,977   $11,236
 Non-cash items:
  Depreciation and amortization                         5,076     3,910
  Gain on product line disposal                        (2,569)        -
  Other                                                   553       (81)
 Changes in assets and liabilities                      1,905    (6,991)
                                                     --------   -------
                                                       19,942     8,074
Investments:
 Capital expenditures                                 (12,520)   (5,888)
 Proceeds from product line disposal                    2,569         -
 Acquisitions                                          (7,302)     (481)
 Advance to affiliate                                    (500)        -
                                                     --------   -------
                                                      (17,753)   (6,369)
Financing:
 Dividends paid                                        (1,520)   (1,499)
 Proceeds from exercise of stock options                1,250       862
 Loan repayments                                         (694)        -
                                                     --------   -------
                                                         (964)     (637)

Effect of exchange rate changes on cash                (1,156)      432
                                                     --------   -------
Increase in cash and cash equivalents                      69     1,500
Cash and cash equivalents at beginning of period       23,201    13,246
                                                     --------   -------
Cash and cash equivalents at end of period           $ 23,270   $14,746
                                                     ========   =======

Amounts are unaudited.

Notes To Financial Statements:
- -----------------------------

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results for the entire year 1996.

Net income per share figures in the Consolidated Statement of Income are based on the weighted average number of shares and common stock equivalents outstanding as indicated for each period.

The Company has reviewed the status of its contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1995.

The financial data included herein have been reviewed by the registrant's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

SECOND QUARTER RESULTS

Net sales were $77.4 million for the second quarter of 1996, an increase of 12% over the comparable quarter of 1995. Sales of products other than fetal bovine serum ("FBS") increased by 18%, when comparing the second quarter of 1996 with the comparable period in 1995 and excluding the effect of changes due to different currency translation rates. Second quarter 1996 FBS sales were $0.5 million lower than in the second quarter of 1995. Higher unit selling prices for FBS increased net sales by $0.1 million and lower FBS unit sales decreased net sales by $0.6 million when comparing the second quarter of 1996 with the second quarter of 1995. FBS sales represented 15% of net sales in the second quarter of 1996 and 18% in the second quarter of 1995. The effect of changes in currency exchange rates decreased second quarter 1996 net sales by $1.3 million, or 2%, when compared with the second quarter of 1995.

Gross margins were 52.5% of net sales in the second quarter of 1996 compared with 48.5% in the second quarter of 1995. Gross margins improved in the 1996 period as FBS gross margins increased and the Company realized higher unit selling prices in Japan. FBS gross margins improved as FBS unit selling prices were higher and FBS unit costs were lower in the 1996 period when compared with the second quarter of 1995. Selling prices were higher as a result of the Company's consolidating the results of its Japanese subsidiary upon the acquisition of a controlling interest in that subsidiary in September 1995.

Marketing and administrative expenses were 32.5% of net sales in the second quarter of 1996 and 30.6% in the second quarter of 1995. The increase in marketing and administrative expenses as a percentage of net sales was mostly the result of the Company's consolidation of the sales and expenses of its Japanese subsidiary in the 1996 period where these results had not been consolidated in the comparable period of 1995. Research and development expenses were $4.7 million in the second quarter of 1996, representing a 14% increase over the $4.1 million reported in the second quarter of 1995.

Operating income of $13.5 million for the quarter ended June 30, 1996 represented a 64% increase over the second quarter of 1995. Second quarter 1996 operating income included a $2.6 million gain on the disposal of a product line, which was sold in 1990 for book value plus a $2.6 million note receivable. The Company delayed recognition of the gain on this sale until the note was collected because of reasonable doubt as to whether the note might be collected. Other income decreased 84% when comparing the second quarter of 1996 with the second quarter of the previous year, principally because the 1995 period included $0.2 million in equity income related to its then unconsolidated Japanese joint venture where no similar equity income was reported in 1996.

The Company's effective income tax rate was 36% in the second quarter of 1996 compared with 35% in the second quarter of the previous year.

Second quarter 1996 net income of $8.3 million increased 48% over the comparable period a year earlier. Earnings per share of $0.53 in the second quarter of 1996 were 43% greater than the $0.37 per share reported in the prior year's second quarter.

Income attributable to minority interests is principally related to earnings from the Company's serum collection joint venture and its Japanese subsidiary.

SIX MONTHS RESULTS

For the first half of 1996, net sales were $154.1 million, an increase of $19.0 million, or 14%, over the first half of 1995. Sales of products other than FBS increased by 17% when comparing the first six months of 1996 with the comparable period in 1995 and excluding the effect of changes due to different currency translation rates. First half of 1996 FBS sales were $0.3 million higher than in the first half of 1995. Higher unit selling prices for FBS increased net sales by $0.5 million and lower FBS unit sales decreased net sales by $0.2 million. FBS sales represented 15% of net sales in the first half of 1996 and 17% in the comparable period of 1995. The impact of consolidating the results of the Company's Japanese subsidiary represented almost 6% of the 14% increase in the first half net sales. Changes in currency exchange rates used to translate sales to U.S. dollars decreased net sales in the first six months of 1996 by $0.9 million, or 1%, when compared with the first six months of last year.

Gross margins for the first six months of 1996 were 52.9% of net sales compared with 48.7% in the first six months of 1995. Gross margins improved in the 1996 period as FBS gross margins increased and the Company realized higher unit selling prices in Japan. FBS gross margins improved as FBS unit selling prices were higher and FBS unit costs were lower in the 1996 period when compared with the first six months of 1995.

Marketing and administrative expenses represented 32.8% of net sales in the first half of 1996 compared with 30.4% of net sales in the comparable period of 1995. The increase as a percentage of sales was mostly the result of the Company's consolidating the sales and expenses of its Japanese subsidiary. Research and development expenses were $9.3 million in the first six months of 1996 representing a 15% increase over the $8.1 million reported in the first six months of 1995.

Operating income of $24.4 million for the first six months of 1996 increased 47% compared with operating income for the first six months of 1995. The gain on the product line disposal and improved gross margins were the principal reasons operating income increased at a faster rate than the increase in net sales. Other income decreased 75% when comparing the first six months of 1996 with the comparable period of the previous year, mostly because equity income fell from $0.3 million in 1995 to zero in 1996.

The Company's effective income tax rate was 36% in the first half of 1996 compared with 35% in the first half of 1995.

Net income of $15.0 million for the first six months of 1996 was 33% greater than the $11.2 million for the comparable period in 1995. Earnings per share of $0.96 in the first half of 1996 represented a 30% increase over earnings per share in the comparable period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $19.9 million in cash during the first six months of 1996. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1996. Working capital was a source of cash during the first six months of 1996. Apart from receivables, which increased principally due to sales increases, all other major components of working capital provided cash in the first half of 1996. Inventory values fell due to effective inventory management and lower unit costs. Amounts due for supplies, taxes and accrued expense increased largely due to the timing of payments.

The Company paid $12.5 million for capital expenditures in the first six months of 1996. The Company also completed its acquisition of Custom Primers Inc., a custom oligonucleotide producer, for $7.1 million. The purchase agreement provides for possible earn-out contingencies based on sales of oligonucleotides over the next five years. The Company paid an additional $0.2 million in deferred payments related to a European acquisition.

Cash used for financing activities included $1.5 million for dividend payments paid in the first six months of 1996. The Company paid $0.7 million to a joint venture partner to reduce an outstanding loan. The Company received $1.2 million from the exercise of stock options.

Capital expenditures in 1996 are expected to range from $30-35 million. The Company expects to spend approximately $20 million in 1996 for its new corporate R&D center in Maryland and another $5 million for other facilities upgrades and improvements elsewhere around the world. The balance of the expected 1996 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems. The Company believes it will be able to generate sufficient cash from its operations and its existing credit lines to meet its anticipated working capital and capital expenditure requirements in 1996.

The Company continues to evaluate licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company may fund these transactions using cash from operations, debt, equity or other sources.

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

Item 1.   Legal Proceedings - Not applicable.
          -----------------

Item 2.   Changes in Securities - Not applicable.
          ---------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 16, 1996, where the following actions were taken:

(1) Thomas H. Adams, Ph.D., Frank E. Samuel Jr. and Iain C. Wylie were elected as directors for three-year terms that expire in 1999, pursuant to the following vote tabulation:

     Name          Votes For   Votes Withheld  Broker Non-votes
     ------------  ----------  --------------  ----------------
     Adams         13,977,367      65,056             2,520
     Samuel        13,977,767      64,656             2,520
     Wylie         13,977,142      65,281             2,520

     In addition, the following directors continue in office for terms expiring as indicated: Kathleen Burdett (1998), Betsy Z. Cohen (1998), J. Stark Thompson, Ph.D. (1998), Rita R. Colwell, Ph.D. (1997), Jerry E. Robertson, Ph.D. (1997), and K. Grahame Walker (1997).

(2) A proposal to adopt the Company's Non-Employee Directors' Annual Retainer Stock Plan was approved with 12,516,505 shares voted in favor, 1,040,802 shares voted against, 416,593 shares voted abstained and 71,043 broker non-votes.

(3) A proposal to adopt the Company's 1996 Non-Employee Directors' Stock Option Plan was approved with 12,373,875 shares voted in favor, 1,181,770 shares voted against, 418,255 shares voted abstained and 71,043 broker non-votes.

(4) The selection of Coopers & Lybrand L.L.P., as auditors of the Company for the year 1996, was ratified with 14,028,934 shares voted in favor, 6,649 shares voted against, 6,840 shares voted abstained and 2,520 broker non-votes.

Item 5.  Other Information - Dr. Richard Axel, Ph.D., resigned as a director
         -----------------
         effective April 16, 1996. Dr. Rita R. Colwell, Ph.D., was appointed to fill the vacancy in the 1997 class created by Dr. Axel's resignation pursuant to the Bylaws of the Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:
         10-1. Non-Employee Directors' Annual Retainer Stock Plan previously filed in the Company's Registration Statement on Form S-8 No.333-03773, dated May 15, 1996, which is incorporated herein by reference.

         10-2. The Company's 1996 Non-Employee Directors' Stock Option Plan previously filed in the Company's Registration Statement on Form S-8 No.333-03773, dated May 15, 1996, which is incorporated herein by reference.

        11.    Statement re computation of per share earnings.
        15.    Letter re unaudited interim financial statements.
        27.    Financial data schedule

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                LIFE TECHNOLOGIES, INC.



Date:  July 30, 1996           By:/s/ Joseph C. Stokes, Jr.
                               ------------------------------
                               Joseph C. Stokes, Jr.
                               Vice President-Finance,
                               Secretary and Treasurer
                               (Principal Financial Officer
                               and Authorized Signatory)



                               By:/s/ C. Eric Winzer
                               ----------------------------
                               C. Eric Winzer
                               Controller
                               (Principal Accounting
                               Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of June 30, 1996 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                       /s/ Coopers & Lybrand L.L.P.
                       COOPERS & LYBRAND L.L.P.



Rockville, Maryland
July 12, 1996

                                 EXHIBIT INDEX
                                 -------------


                                                                   Page
                                                                   ----


Exhibit 10-1    Non-Employee Directors' Annual Retainer Plan           -
                previously filed in the Company's Registration
                Statement on Form S-8 No. 333-03773, dated
                May 15, 1996, which is incorporated herein
                by reference.


Exhibit 10-2    The Company's 1996 Non-Employee Directors' Stock       -
                Option Plan previously filed from the Company's
                Registration Statement on Form S-8 No. 333-03773,
                dated May 15, 1996, which is incorporated herein
                by reference

Exhibit 11      Statement re computation of per share earnings      12-14

Exhibit 15      Letter re unaudited interim financial statements    15-16

Exhibit 27      Financial data schedule                             17
