Form 10-Q
period 1996-09-30
LIFE TECHNOLOGIES INC
filed 1996-10-28
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996
                                     --------------------

                                      OR
[_] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _______________ to _____________

                        Commission file number  0-14991
                                                -------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                    34-0431300
            (State or other jurisdiction                (I.R.S. Employer
            of incorporation or organization)           Identification No.)

            8717 Grovemont Circle, Gaithersburg, MD     20877
            (Address of principal executive offices)    (Zip Code)
                               -----------------


      Registrant's telephone number, including area code: (301) 840-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 24, 1996
               -----                         ----------------------------------
      Common Stock, par value $.01 per share           22,940,980 shares

--------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                    Three months ended               Nine months ended
                                       September 30,                   September 30,
                                ---------------------------  -------------------------------
                                   1996      1995    Change     1996         1995     Change
-----------------------------------------------------------  -------------------------------
Revenues:
  Net sales                     $77,064   $66,981     + 15%  $231,124     $202,077     + 14%
  Net royalties                     425        67        -        559           67        -
                                -------   -------            --------     --------
                                 77,489    67,048     + 16%   231,683      202,144     + 15%
Operating expenses:
  Cost of sales                  37,298    33,012     + 13%   109,857      102,376     +  7%
  Marketing and                  24,764    22,199     + 12%    75,292       63,250     + 19%
    administrative
  Research and development        4,797     3,756     + 28%    14,103       11,814     + 19%
  Gain on product line
    disposal                          -         -        -     (2,569)           -        -
                                -------   -------            --------     --------
    Total operating expenses     66,859    58,967     + 13%   196,683      177,440     + 11%
                                -------   -------            --------     --------
Operating income                 10,630     8,081     + 32%    35,000       24,704     + 42%

Other income (expense):
  Investment income                 166       149     + 11%       503          514     -  2%
  Interest expense                   (5)      (20)    - 75%       (89)         (25)    +256%
  Other, net                         (9)      124        -       (111)         367        -
                                -------   -------            --------     --------
    Total other income              152       253     - 40%       303          856     - 65%
                                -------   -------            --------     --------
Income before income taxes       10,782     8,334     + 29%    35,303       25,560     + 38%
Income taxes                      3,882     2,917     + 33%    12,709        8,946     + 42%
                                -------   -------            --------     --------
Income before minority            6,900     5,417     + 27%    22,594       16,614     + 36%
    interests
Minority interests                 (269)      (50)       -       (986)         (11)       -
                                -------   -------            --------     --------
Net income                      $ 6,631   $ 5,367     + 24%  $ 21,608     $ 16,603     + 30%
                                =======   =======            ========     ========

Average shares outstanding       23,574    23,012     +  2%    23,445       22,850     +  3%
                                =======   =======            ========     ========

Net income per share              $0.28     $0.23     + 22%  $   0.92     $   0.73     + 26%
                                =======   =======            ========     ========

Dividends per share               $0.04   $0.0333     + 20%  $ 0.1133     $   0.10     + 13%
                                =======   =======            ========     ========

Prior period share and per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.
Amounts are unaudited.


                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)
                                                  September 30,      December 31,
                                                          1996              1995
---------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 22,282         $ 23,201
  Accounts receivable, net                              55,379           48,722
  Inventories:
    Materials and supplies                              11,595           10,508
    In process and finished                             52,103           56,598
    LIFO reserve                                        (3,932)          (6,261)
                                                      --------         --------
    Total inventory                                     59,766           60,845
  Prepaid expenses                                       3,419            3,697
  Current deferred tax assets                            5,142            5,557
                                                      --------         --------
    Total current assets                               145,988          142,022

Property, plant and equipment                          118,019           89,691
    Less accumulated depreciation                      (43,315)         (37,830)
                                                      --------         --------
    Total property, plant and equipment                 74,704           51,861

Investments and other assets                             9,291            8,671
Excess of cost over net assets of
  businesses acquired, net                              14,608            6,190
                                                      --------         --------
    Total assets                                      $244,591         $208,744
                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $  1,177         $  1,934
  Accounts payable                                      17,449           15,102
  Dividends payable                                        917              759
  Income taxes                                          17,251           13,645
  Accrued liabilities and expenses                      22,638           13,821
                                                      --------         --------
    Total current liabilities                           59,432           45,261

Long-term debt                                           1,086            1,451
Deferred items                                           2,935            2,421
Deferred income taxes                                    2,221            2,352
Minority interests                                       5,138            3,334
                                                      --------         --------
    Total liabilities                                   70,812           54,819

Stockholders' equity:
  Common stock                                             229              152
  Additional paid-in capital                            48,001           45,995
  Retained earnings                                    127,459          108,444
  Currency exchange effects                             (1,910)            (666)
                                                      --------         --------
    Total stockholders' equity                         173,779          153,925
                                                      --------         --------
    Total liabilities and stockholders' equity        $244,591         $208,744
                                                      ========         ========

Equity per share                                      $   7.58         $   6.76


Prior period per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.
Amounts as of September 30, 1996 are unaudited.


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                                      Nine months ended
                                                         September 30,
                                                     ------------------
                                                      1996        1995
-----------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                       $21,608     $16,603
  Non-cash items:
    Depreciation and amortization                    7,562       5,745
    Gain on product line disposal                   (2,569)          -
    Other                                              483        (621)
  Changes in assets and liabilities                  7,318      (4,511)
                                                   -------     -------
                                                    34,402      17,216
Investments:
  Capital expenditures                             (23,607)     (7,752)
  Proceeds from product line disposal                2,569           -
  Acquisitions                                     (11,104)       (724)
  Advance to affiliate                                (500)          -
                                                   -------     -------
                                                   (32,642)     (8,476)
Financing:
  Dividends paid                                    (2,435)     (2,250)
  Proceeds from exercise of stock options            1,736       2,299
  Loan repayments                                     (920)          -
                                                   -------     -------
                                                    (1,619)         49

Effect of exchange rate changes on cash             (1,060)        (19)
                                                   -------     -------
Increase in cash and cash equivalents                 (919)      8,770
Cash included from consolidation of a subsidiary
  which became majority owned in 1995                    -       2,134
Cash and cash equivalents at beginning of period    23,201      13,246
                                                   -------     -------
Cash and cash equivalents at end of period         $22,282     $24,150
                                                   =======     =======

Amounts are unaudited.


Notes To Financial Statements:
-----------------------------

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results for the entire year 1996.

Net income per share figures in the Consolidated Statement of Income are based on the weighted average number of shares and common stock equivalents outstanding as indicated for each period. Prior period share and per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

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

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Third Quarter Results

Revenues were $77.5 million for the third quarter of 1996, an increase of 16% over the comparable quarter of 1995. Sales of products other than fetal bovine serum ("FBS") increased by 18%, when comparing the third quarter of 1996 with the comparable period in 1995 and excluding the effect of changes due to different currency translation rates. Third quarter 1996 FBS sales were $0.4 million greater than in the third quarter of 1995. Higher unit sales for FBS increased net sales by $1.9 million and lower FBS unit selling prices decreased net sales by $1.5 million. FBS sales represented 14% of net sales in the third quarter of 1996 and 15% in the third quarter of 1995. The effect of changes in currency exchange rates decreased third quarter 1996 net sales by $0.8 million, or 1%, when compared with the third quarter of 1995. Royalty income was $0.4 million in the third quarter of 1996 compared with almost $0.1 million in the third quarter of 1995. Royalty income in both periods is primarily from licensing fees.

Gross margins were 51.6% of net sales in the third quarter of 1996 compared with 50.7% in the third quarter of 1995. Gross margins improved in the 1996 period as FBS gross margins increased and the Company realized higher gross margins in Japan. FBS gross margins improved as FBS unit costs declined at a faster rate than the decline in unit selling prices. Gross margins in Japan were higher principally as result of the Company's consolidating the results of its Japanese subsidiary upon the acquisition of a controlling interest in that subsidiary in September 1995. The Company reduced its LIFO reserves in the amount of $0.9 million during the third quarter of 1996.

Marketing and administrative expenses were 32.1% of net sales in the third quarter of 1996 and 33.1% in the third quarter of 1995. Research and development expenses were $4.8 million for the quarter ended September 30, 1996, representing a 28% increase when compared with the $3.8 million reported in the third quarter of 1995.

Other income decreased 40% when comparing the third quarter of 1996 with the third quarter of the previous year, principally because the 1995 period included $0.2 million in equity income related to its then unconsolidated Japanese subsidiary where no similar equity income was reported in 1996.

The Company's effective income tax rate of 36% in the third quarter of 1996 compared with 35% in the third quarter of the previous year.

Third quarter 1996 net income of $6.6 million increased 24% over the comparable period a year earlier. Net income per share of $0.28 in the third quarter of 1996 were 22% greater than the $0.23 per share reported in the prior year's third quarter.

Income attributed to minority interests is principally related to earnings from the Company's serum collection joint venture and its Japanese subsidiary.

Nine Months Results

For the nine months of 1996, revenues were $231.7 million, an increase of $29.5 million, or 15%, over the comparable period of 1995. Sales of products other than FBS increased by 18%, when comparing the first nine months of 1996 with the comparable period in 1995 and excluding the effect of changes due to different currency translation rates. FBS sales were $0.7 million higher than in the comparable period of 1995. Higher unit sales for FBS increased net sales by $1.7 million and lower FBS unit selling prices decreased net sales by $1.0 million. FBS sales represented 14% of net sales in the first nine months of 1996 and 16% in the comparable period of 1995. The impact of consolidating the results of the Company's Japanese subsidiary represented almost 5% of the 14% increase in net sales. Changes in currency exchange rates used to translate sales to U.S. dollars decreased net sales in the first nine months of 1996 by $1.7 million, or 1%, when compared with the first nine months of last year. Royalty income in the first nine months of 1996 increased by $0.5 million to $0.6 million.

Gross margins for the first nine months of 1996 were 52.5% of net sales compared with 49.3% in the first nine months of 1995. Gross margins improved in the 1996 period as FBS gross margins increased and the Company realized higher gross margins in Japan. FBS gross margins improved as FBS unit costs decreased at a faster rate than FBS unit selling prices when comparing the 1996 period with the first nine months of 1995. Gross margins in Japan were higher principally as a result of the Company's consolidating the results of its Japanese subsidiary upon the acquisition of a controlling interest in that subsidiary. The Company reduced its LIFO reserves in the amount of $2.3 million during the first nine months of 1996.

Marketing and administrative expenses represented 32.6% of net sales in the first nine months of 1996 and 31.3% of net sales in the comparable period of 1995. The increase as a percentage of sales was mostly the result of the Company's consolidating the sales and expenses of its Japanese subsidiary. Research and development expenses were $14.1 million in the first nine months of 1996, representing a 19% increase over the $11.8 million reported in the first nine months of 1995.

Operating income of $35.0 million for the first nine months of 1996 increased 42% compared with operating income of $24.7 million for the first nine months of 1995. A gain on the product line disposal represented 10% of the 42% operating income improvement. Other income decreased 65% when comparing the first nine months of 1996 with the comparable period of the previous year, mostly because equity income fell from $0.5 million in 1995 to zero in 1996.

The Company's effective income tax rate was 36% in the first nine months of 1996 and 35% in the first nine months of 1995.

Net income of $21.6 million for the first nine months of 1996 was 30% greater
than the $16.6 million for the comparable period in 1995.   Net income per share
of $0.92 in the first nine months of 1996 represented a 26% increase over earnings per share in the comparable period of 1995.

Income attributed to minority interests is principally related to earnings from the Company's serum collection joint venture and its Japanese subsidiary.


Liquidity and Capital Resources

Operating activities provided $34.4 million in cash during the first nine months of 1996. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1996. Working capital was a source of cash during the first nine months of 1996. Apart from receivables, which increased principally due to sales increases, all other major components of working capital were a source of cash in the first nine months of 1996. Inventory values fell due to effective inventory management and lower unit costs. Amounts due for supplies, taxes and accrued expense increased largely due to the timing of payments.

The Company paid $23.6 million for capital expenditures in the first nine months of 1996. Approximately $12.8 million of the capital expenditures in 1996 related to the Company's new corporate R&D center in Maryland and another $4.7 million was for other facilities upgrades and improvements elsewhere around the world. The Company also completed its acquisition of Custom Primers Inc., a custom oligonucleotide producer, for $7.1 million. The purchase agreement provides for possible earn-out contingencies based on sales of oligonucleotides over the next five years. The Company paid $3.7 million for an additional 29% interest in its Japanese subsidiary and $0.3 million in deferred payments related to a European acquisition.

Cash used for financing activities included $2.4 million for dividend payments paid in the first nine months of 1996. The Company paid $0.9 million to a joint venture partner to reduce an outstanding loan. The exercise of stock options provided $1.7 million in the first nine months of 1996.

Capital expenditures in 1996 are expected to range from $35-40 million. The Company expects to spend approximately $20-25 million in 1996 for its new corporate R&D center in Maryland and another $5-10 million for other facilities upgrades and improvements elsewhere around the world. The balance of the expected 1996 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems. The Company believes it will be able to generate sufficient cash from its operations and its existing credit lines to meet its anticipated working capital and capital expenditure requirements in 1996.

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

          27.   Financial data schedule

    (b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                LIFE TECHNOLOGIES, INC.



Date:  Oct. 28, 1996            By: /s/ Joseph C. Stokes, Jr.
                                ---------------------------------
                                Joseph C. Stokes, Jr.
                                Senior Vice President
                                   and Chief Financial Officer
                                (Principal Financial Officer
                                and Authorized Signatory)



                                By: /s/ C. Eric Winzer
                                ----------------------------------
                                C. Eric Winzer
                                Controller
                                (Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of September 30, 1996 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Rockville, Maryland
October 9, 1996

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