Form 10-K
period 1996-12-31
LIFE TECHNOLOGIES INC
filed 1997-02-28
CIK 727737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   _________
                                   FORM 10-K

(Mark One)
[X] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the fiscal year ended    December 31, 1996
                                -----------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _______________

                        Commission file number  0-14991
                                               ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

    DELAWARE                                                 34-0431300
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)
9800 MEDICAL CENTER DRIVE, ROCKVILLE, MD                   20850
(Address of principal executive offices)                   (Zip Code)
                                  ___________

      Registrant's telephone number, including area code: (301) 840-4000
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 1997 was $304,689,587.

The number of shares of Common Stock outstanding as of February 21, 1997 was 22,984,623.

                      Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 1997 are incorporated by reference in
Part III of this Report.

As used herein, the terms "LTI" and the "Company" shall mean Life Technologies, Inc. and its subsidiaries unless the context otherwise indicates and the term "Proxy Statement" shall mean the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 15, 1997.


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

The Company's products are sold to more than 20,000 customers consisting of laboratories generally associated with universities, medical research centers, and government institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies. The Company sells its products principally through its own direct sales organization which is supplemented by a network of distributors.

The Company's research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing its market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

The Company's activities are focused on the following areas:


  o  PRODUCTS FOR LIFE SCIENCES RESEARCH

     CELL CULTURE PRODUCTS - The Company is a leading supplier of sera and other cell and tissue culture media used by life sciences researchers to grow cells under laboratory conditions.

     CELL AND MOLECULAR BIOLOGY PRODUCTS - The Company is a leading supplier of enzymes, nucleic acids, custom primers, reagent systems, biochemicals and other products used by life sciences researchers to identify, isolate and manipulate the metabolic processes and genetic material of living organisms.

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

                                   PRODUCTS
                                   --------

The Company is a major supplier of cell culture products used to maintain living cells for study in the laboratory and for the commercial production of pharmaceuticals and other materials made by genetically engineered cells. The Company's cell culture products consist of bovine serum, liquid and dry-powdered culture media, balanced salt solutions, other animal sera and plant tissue culture media. The Company also produces and markets a line of products to assist the researcher in analyzing cellular functions in mammals and other multicell organisms, including the growth and differentiation of cells and their immunological response. Sales of fetal bovine serum ("FBS"), a major product of the Company, accounted for 14% of the Company's net sales in 1996, 16% in 1995 and 18% in 1994.

The Company is a major supplier of products used as research tools by molecular biologists, including restriction enzymes, DNA and RNA modifying enzymes, specialty reagents, research apparatus, nucleic acids, molecular biology systems and custom primers.

                            GEOGRAPHIC INFORMATION
                            ----------------------

Information regarding geographic operations and sales required by this item is contained in the Financial Notes entitled "Geographic Data" on page F-20 of this 1996 Annual Report on Form 10-K.

                              SALES AND MARKETING
                              -------------------

At December 31, 1996, the Company had approximately 134 employees worldwide who were employed in direct field sales. Most of the Company's products are sold throughout the world by its own sales employees, and the remaining products are sold through agents or distributors.

                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that a strong research and product development effort is important to its future growth. The Company's investment in research and development was $19.1 million in 1996, $15.9 million in 1995 and $15.0 million in 1994. An explanation of the changes in research and development expense for the above periods is contained under the caption "Research and Development ("R&D") Expenses" in Management's Discussion and Analysis of Financial Condition and Results of Operations provided under Part II, Item 7 on page 11 of this 1996 Annual Report on Form 10-K.

The Company conducts most of its research and development activities at its own facilities using its own personnel. At December 31, 1996, the Company had approximately 143 employees principally engaged in research and development. The Company's scientific staff is augmented by advisory relationships with a number of scientists.

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

                             PATENTS AND LICENSES
                             --------------------

The Company has a number of patents and has pending applications for additional U.S. patents and corresponding foreign filings. The Company owns intellectual property, and on a case by case basis, grants licenses to others to use such intellectual property. The Company does not believe that license revenue is material to its business as a whole. In addition, the Company obtains nondisclosure and confidentiality agreements from all its employees believed to have access to proprietary information.

The Company has obtained rights to products and technologies under a number of license agreements with universities and others. In 1996, approximately 14% of the Company's net sales were related to products which were licensed from others or which incorporated technologies licensed from others. The Company intends to continue its current strategy of seeking licenses to technologies and products from sources around the world. The Company does not believe that any single product or technology licensed from others is material to its business as a whole.

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

                                   SUPPLIERS
                                   ---------

The Company buys materials for its products from many suppliers, including certain affiliated joint ventures, and is generally not dependent on any one supplier or group of suppliers. Raw materials, other than FBS, purchased from others are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of the Company's major products, its price is unstable, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. The Company acquires raw FBS products from various suppliers, including affiliated joint ventures. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to the Company.

The Company believes it maintains a quantity of FBS inventory adequate to insure reasonable customer service levels while guarding against normal volatility in the supply of FBS available to the Company. FBS inventory quantities can fluctuate significantly as the Company balances varying customer demand for FBS against fluctuating supplies of FBS available to the Company. The Company believes it will be able to continue to acquire FBS in quantities sufficient to meet its customers' requirements.

                             GOVERNMENT REGULATION
                             ---------------------

Certain of the Company's cell culture products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, the Company's manufacturing facilities for the production of cell culture products are subject to periodic inspection primarily by the U.S. Food and Drug

Administration ("FDA") and other product-oriented federal agencies and various state and local authorities in the U.S. Such facilities are believed to be in compliance with the requirements of the FDA's current Good Manufacturing Practices, other federal, state and local regulations and other quality standards such as ISO 9000.

The U.S. federal government oversees certain recombinant DNA research activities through the National Institutes of Health Guidelines for research involving recombinant DNA molecules (the "NIH Guidelines"). The NIH Guidelines prohibit or restrict certain recombinant DNA experiments, set forth levels of biological and physical containment of recombinant DNA molecules to be met for various types of research and require that institutional biosafety committees approve certain experiments before they are initiated. The NIH Guidelines now exempt most of the experiments conducted by the Company. The Company, however, voluntarily complies with the NIH Guidelines for its molecular and cell biology experiments. Compliance with the NIH Guidelines has not had, and the Company does not believe it will have in the future, a material effect on the capital expenditures, earnings or competitive position of the Company.

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

In addition to the foregoing, the Company is subject to other federal, state and local laws and ordinances applicable to its business, including the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, various statutes and regulations applicable to the use of radioactive material, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

                                   EMPLOYEES
                                   ---------

At December 31, 1996, the Company had approximately 1,457 full-time and 68 part-time employees, approximately 557 of whom were employed outside the United States. No employees are covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

ITEM 2.   PROPERTIES
-------   ----------

The Company owns or leases the following principal properties, each of which contains manufacturing, storage, laboratory or office facilities:


  Location
  --------

Rockville, Maryland  (Owned and leased)
Gaithersburg, Maryland  (Owned and leased)
Frederick, Maryland  (Leased)
Glasgow area, principally Inchinnan, Scotland (Owned and leased)
Grand Island, New York  (Owned)
Auckland, New Zealand (Owned and leased)

The Company owns or leases certain other properties throughout the world in addition to the principal properties listed. The terms of the leases for properties to which the Company is a party range in expiration dates from 1997 to 2020, and some are renewable.

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

Over the past several years, the Company has undertaken a facilities upgrade and improvement program. The initial focus of this program was the Company's manufacturing facilities in the U.S., Scotland and New Zealand. The second phase, now largely completed, focused on the Company's research and development facilities, including the new corporate R&D facility in Rockville, Maryland.
The final phase of the facilities modernization program, to be completed in 1997 and 1998, includes completion of the corporate R&D facility and an adjoining administrative facility. The Company currently believes it may spend $50-55 million for property, plant and equipment from 1997 through 1999, of which $20-30 million would be for facilities modernization.

Additional information regarding the Company's properties is contained in the Financial Notes entitled "Property, Plant and Equipment" and "Leases" on pages F-9 and F-10, respectively, of this 1996 Annual Report on Form 10-K.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The Board of Directors elects all executive officers of the Company. Each executive officer holds his or her office until the earlier of his or her death, resignation, removal from office or the election or appointment of his or her successor. No family relationships exist among any of the Company's executive officers, directors or persons nominated to serve as such. The positions held and period during which the executive officers have served in those positions are set forth below:

J. STARK THOMPSON, PH.D. (age: 55; years of service: 8) was elected President and Chief Executive Officer of the Company in August 1988 and became a director of the Company in September 1988. Prior to joining the Company, he had been with E.I. DuPont de Nemours & Company ("DuPont") for 21 years. From June to August 1988, he had been Director of Sales and Marketing, North America, Diagnostics Division of DuPont. He was Director of the Diagnostics Systems Division between 1985 and June 1988. Prior thereto, he had been Business Director of the Diagnostic Systems Division from 1984 to 1985 with worldwide sales and marketing responsibility for the Division. Prior thereto, he had been Manager of DuPont's Instrument System Division and was responsible for general management of that Division.

THOMAS M. COUTTS (age: 52; years of service: 27) was elected Senior Vice President and General Manager, European Division, effective March 1, 1989. Prior thereto, he had been Vice President of Life Technologies, Europe, since prior to 1987.

JOHN V. COOPER (age 45; years of service: 5) was elected Vice President and General Manager, America's Research Products Division, effective April 13, 1993. Prior to joining the Company, he had been a Worldwide Business Manager in Printed Circuit Materials for DuPont since prior to 1987.

BRIAN D. GRAVES (age: 55; years of service: 15) was elected Vice President and General Manager, U.S. Industrial Bioproducts Division, effective July 1, 1990. Prior thereto, he had been Vice President of Sales and Marketing, U.S. Research Products Division, for the Company since prior to 1987.

JOHN LEFFLER, PH.D. (age: 56, years of service: 4) was elected Vice President, Human Resources, effective October 15, 1996 and has held the position of Vice President, Manufacturing, effective April 11, 1995. Prior to joining the Company, he worked for Dupont for 28 years in various director and management positions.

TIMOTHY E. PIERCE, PH.D. (age: 55; years of service: 6) was elected Vice President and General Manager, Asia Pacific Division, effective September 18, 1990. Prior to joining the Company, he had been General Manager, Asia Pacific, for Technicon Instruments Corporation since prior to 1987.

JOSEPH C. STOKES, JR. (age: 49; years of service: 8) was elected Senior Vice President and Chief Financial Officer effective July 16, 1996 and has held the position of Vice President, Finance, Secretary and Treasurer, effective March 1, 1989. Prior thereto, he had been Treasurer of The Dexter Corporation, an affiliate of the Company, since prior to 1987.

ROSEMARY J. VERSTEEGEN, PH.D. (age: 48; years of service: 15) was elected a Vice President of the Company on April 16, 1991. Since 1982 she held several managerial positions with the Company. Prior thereto, she worked for Litton Industries as a staff scientist.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

The Company's Common Stock is traded on The National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market under the symbol:
LTEK. The high and low sales prices for the Company's Common Stock for each quarter of 1995 and 1996 as reported by The NASDAQ Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-19 of this 1996 Annual Report on Form 10-K.

The number of stockholders of record of the Company's Common Stock at February 21, 1997 was 586. At February 21, 1997, The Dexter Corporation owned approximately 53% of the outstanding Common Stock of the Company.

The Company's Board of Directors has declared quarterly dividends of $0.03-1/3 per share in each quarter of the previous three fiscal years through the first quarter of 1996 and $0.04 per share for the remaining three fiscal quarters of 1996 and expects to consider the declaration and payment of quarterly dividends based on future operating results.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

This information has been derived from, and should be read in conjunction with, the related consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 1996 Annual Report on Form 10-K or the 1996 report to shareholders.

                            SELECTED FINANCIAL DATA
                            -----------------------
                 (amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------
                                          1996       1995       1994       1993       1992
-------------------------------------------------------------------------------------------
FOR THE YEAR
  Revenues                            $310,339   $272,299   $235,262   $205,616   $197,640
  Research & development
    expenses                            19,084     15,871     15,000     14,463     13,892
  Gain on product line disposal          2,569          -          -          -          -
  Operating income                      46,287     33,823     27,506     25,638     24,540
  Net income                            28,700     22,277     18,207     16,560     15,487
  Capital expenditures                $ 42,151   $ 11,159   $ 12,123   $  7,230   $ 16,424
    Return on average
    stockholders' equity                  17.0%      15.7%      15.2%      16.0%      16.6%
  Average shares outstanding
    including dilutive common
    stock equivalents                   23,504     22,929     22,607     22,637     22,619
-------------------------------------------------------------------------------------------
AT DECEMBER 31
  Cash & cash
    equivalents                       $ 15,326   $ 23,201   $ 13,246   $  7,927   $  7,652
  Working capital                       84,196     96,761     71,255     60,228     51,924
  Total assets                         253,931    208,744    171,747    145,790    130,049
  Long-term debt                         4,668      1,451          -          -          -
  Stockholders' equity                 182,919    153,925    130,129    110,000     96,680
    Per share                         $   7.97   $   6.76   $   5.79   $   4.90   $   4.32
  Shares outstanding                    22,951     22,773     22,472     22,426     22,388
-------------------------------------------------------------------------------------------
PER SHARE
  Net income:
    Primary                           $   1.22   $    .97   $    .81   $    .73   $    .69
    Fully diluted                         1.21        .97        .80        .73        .69
  Cash dividends declared              .15-1/3    .13-1/3    .13-1/3    .13-1/3    .13-1/3
  Market price:
    High                                26 1/2     18 1/3     13 1/2     17 1/3     15 1/2
    Low                                 15 1/3     11 2/3         10     10 1/2     10 1/2
    Close                                   25     18 1/6         13     12 1/3     14 1/2

Dividends - The Board has declared quarterly dividends of $0.03-1/3 per share in each quarter through the first quarter of 1996 and $0.04 per share for the last three quarters of 1996.

All share and per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The information in this Item 7 should be read in conjunction with the related consolidated financial statements and notes thereto contained elsewhere in this 1996 Annual Report on Form 10-K.


GENERAL

Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. The reader should consider carefully the risks, uncertainties and other factors contained in this discussion, especially in the sections entitled "Looking Ahead" and "1997 Cash Flows".

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

RESULTS OF OPERATIONS

REVENUES

The major product line components of net sales for 1996, 1995 and 1994 compare as follows:

----------------------------------------------------------
(amounts in thousands)            1996      1995      1994
----------------------------------------------------------
Cell and molecular biology    $137,577  $115,278  $ 94,034
Cell culture                   171,878   156,954   141,161
----------------------------------------------------------
Net sales                     $309,455  $272,232  $235,195
==========================================================

Net sales for 1996 were $309.5 million, an increase of $37.2 million, or 14%, over 1995. Sales of products other than FBS increased $38.9 million, or 17%, when comparing 1996 net sales with 1995 and excluding the effect of changes due to different currency translation rates. FBS sales were $1.5 million higher in 1996 than in 1995 on a comparable currency basis. Higher unit sales of FBS increased 1996 net sales by $3.2 million while lower unit selling prices decreased net sales by $1.7 million when compared with 1995. The impact of consolidating the results of the Company's Japanese subsidiary effective September 1, 1995 represented approximately 3% of the 14% increase in net sales for 1996. The effect of changes in currency exchange rates decreased 1996 net sales by $3.2 million, or 1%, when compared with 1995.

Net sales for 1995 were $272.2 million, an increase of $37.0 million, or 16%, over 1994. Sales of products other than FBS increased $28.5 million, or 15%, when comparing 1995 net sales with 1994 and excluding the effect of changes due to different currency translation rates. FBS sales were $0.2 million lower in 1995 than in 1994 on a comparable currency basis. Lower unit sales of FBS decreased 1995 net sales by $2.1 million while higher unit selling prices increased net sales by $1.9 million when compared with 1994. The impact of consolidating the results of the Company's Japanese subsidiary effective September 1, 1995 represented almost 2% of the 16% increase in net sales for 1995. The effect of changes in currency exchange rates increased 1995 net sales by $8.7 million, or 4%, when compared with 1994.

FBS represented 14% of net sales in 1996, 16% of net sales in 1995 and 18% of net sales in 1994.

Royalty income was $0.9 million, $0.1 million and $0.1 million in 1996, 1995 and 1994, respectively. Royalty income relates to licensed technologies developed from research efforts undertaken for the Company's molecular diagnostics product line which was sold in 1990.

COST OF SALES - GROSS MARGIN

Gross margins were 52.5% of net sales in 1996 compared with 50.1% in 1995. Gross margins improved in 1996 as FBS gross margins increased and the Company realized higher gross margins in Japan. FBS gross margins improved as FBS unit costs decreased at a faster rate than FBS unit selling prices when comparing 1996 with 1995. Gross margins were higher in Japan principally as a result of consolidating the results of its Japanese subsidiary upon acquisition of a controlling interest in that subsidiary in September 1995. The Company reduced its LIFO reserves in the amount of $3.3 million during 1996, largely as a result of lower unit costs for FBS.

Gross margins were 50.1% of net sales in 1995 compared with 47.3% in 1994. Gross margins improved in 1995 as the Company consolidated the gross margins of its Japanese subsidiary and because the Company reported higher gross margins in markets it served directly in 1995 where these markets were served by distributors for a substantial portion of 1994.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were 32.5% of net sales in 1996, 31.9% of net sales in 1995 and 29.2% of net sales in 1994. The increase in marketing and administrative expenses over the period from 1994 to 1996, expressed as a percentage of sales, is due principally to the consolidation of the Company's Japanese subsidiary beginning in September 1995, the costs of opening new sales offices related to the Company's geographic expansion program, and the costs of implementing new management information systems. Increasing the Company's interest in its Japanese subsidiary and opening new sales offices were part of the Company's strategic program to reach its customers more directly and both actions have contributed significantly to the Company's sales growth and gross margin improvement over the period from 1994 to 1996.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

Research and development expenses were $19.1 million in 1996, $15.9 million in 1995 and $15.0 million in 1994. R&D expenses in 1996, 1995 and 1994 were primarily directed toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

Research and development expenses represented 6.2%, 5.8%, and 6.4% of net sales in 1996, 1995 and 1994, respectively.

GAIN ON PRODUCT LINE DISPOSAL

The Company reported a $2.6 million gain in 1996 on the disposal of its molecular diagnostics product line which was sold in 1990 for book value plus a $2.6 million note receivable. The Company delayed recognition of the gain on this sale until the note was collected because of reasonable doubt as to whether the note might be collected. The Company received payments on the note, primarily for interest, from the time the note was first issued. All interest payments were included in interest income.

OPERATING INCOME

Operating income for 1996 was $46.3 million, an increase of $12.5 million, or 37%, compared with 1995. The gain on a product line disposal represented 8% of the 37% increase in operating income. Adjusting for this gain, operating income increased 29% compared with a 14% increase in net sales when comparing 1996 with 1995. The percentage increase in operating income was greater than the percentage increase in net sales principally due to the improvement in gross margins. Changes in currency exchange rates used to translate non-U.S. earnings to U.S. dollars decreased operating income in 1996 by $0.7 million when compared with 1995.

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

OTHER INCOME AND EXPENSES

Investment income was $0.7 million in 1996, $0.9 million in 1995 and $0.6 million in 1994. Investment income in 1996, 1995 and 1994 included $0.1 million, $0.2 million and $0.3 million, respectively, related to an interest bearing note received upon the disposition of the Company's molecular diagnostics product line in late 1990. Other income includes equity income from the Company's Japanese joint venture of $0.5 million in 1995 and $0.7 million in 1994.

INCOME TAXES

Income taxes were 36.0% of pre-tax income in 1996, compared with 34.8% in 1995 and 36.0% in 1994.

MINORITY INTERESTS

Income attributed to minority interest investors was $1.2 million in 1996, $0.5 million in 1995 and $0.1 million in 1994. The increase is principally for minority interests in the net income of the Company's Japanese subsidiary and its serum collection joint venture.

NET INCOME

Net income for 1996 was $28.7 million, an increase of 29% over net income in 1995 of $22.3 million. Earnings per share were $1.22 in 1996, an increase of

26% when compared with earnings per share of $0.97 in 1995. The gain on a product line disposal represented $0.07 of the 1996 earnings per share.

Net income for 1995 was $22.3 million, an increase of 22% over 1994's net income of $18.2 million. Earnings per share were $0.97 in 1995, representing a 20% increase over the $0.81 per share earnings reported in 1994.

LOOKING AHEAD

The Company expects to concentrate on its core cell and molecular biology and cell culture product lines in 1997. Future trends in the Company's markets may be affected by government funding for life sciences research, the number of new products developed and introduced by the Company's customers, and changes in technology and scientific discoveries. The political debate in the United States and other countries with respect to reducing government budget deficits may ultimately lead to lower increases in, or levels of, government funding for research.

Changes in currency exchange rates, the supply and price of FBS, the global economic situation and the availability of well-trained employees throughout the world are factors that could have a significant effect on the Company in 1997. Significant strengthening of the U.S. dollar or Pound Sterling against other currencies, especially European and Japanese currencies, could have a negative impact on the Company's results. Volatility in the FBS market will continue to have a significant impact on the Company's results. The market volatility of FBS and the increasing demand for alternative media provide strong incentive to develop products and technologies which are not dependent on animal sera raw materials.

The Company will actively seek out highly motivated and well-educated individuals to become employees of the Company.

Heightened worldwide safety and environmental concerns are likely to lead to increased regulation in these areas. The Company is committed to promoting the safety and health of its employees and the environment and will remain pro-active in complying with federal, state and local regulations.

LIQUIDITY AND CAPITAL RESOURCES

1996 CASH FLOWS

The Company generated $40.3 million in cash from operations during 1996. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1996. Working capital was a source of cash for the Company in 1996. Accounts payable and accrued expenses increased at a greater rate than the increase in net sales. The Company's 1996 cash flow benefited from the timing of several large payments including deferred purchase earnouts and accrued construction retentions due in 1997. FBS inventories decreased $1.9 million in 1996, largely as a result of lower unit costs. Inventories other than FBS increased at a rate less than the increase in net sales due to programs to more effectively manage inventories. Increases in accounts receivable used $6.9 million in cash. Trade accounts receivable balances increased at a rate consistent with the increase in net sales.

The Company paid $36.0 million in cash for property, plant and equipment in 1996. Capital spending in 1996 included $21.2 million for the Company's new corporate R&D center in Maryland and $5.6 million for other facilities expansion and modernization programs. The balance of 1996 capital spending was for new and replacement machinery and equipment and management information systems related to the Company's ongoing business operations. In January 1996, the Company used $7.1 million in cash to purchase approximately 75% of the outstanding common stock of Custom Primers, Inc., a California-based producer of oligonucleotides, increasing the Company's ownership to 100%. In September 1996, the Company used $3.7 million to purchase an additional 29% ownership of its Japanese subsidiary, increasing the Company's ownership to 80%. The Company also paid $0.4 million in deferred purchase payments related to the 1994 acquisition of a distributor in Sweden and $0.5 million to establish a serum collection joint venture. The Company received $2.6 million in 1996 as repayment of a note receivable which represented the final deferred payments related to its 1990 disposition of a product line.

The Company's balance sheet included $6.7 million of debt at the end of 1996. The Company recorded a $4.7 million capital lease in 1996. This lease is for the land on which the Company is constructing its new corporate R&D center and other administrative buildings. During 1996, the Company used $1.6 million to reduce outstanding notes payable and borrowed an additional $0.3 million from banks in Japan. The Company currently has unused lines of credit with two commercial banks totaling $21.5 million and a short-term revolving credit facility with The Dexter Corporation, an affiliate of the Company, in the amount of $8.0 million.

1997 CASH FLOWS

Capital expenditures in 1997 are expected to range from $30-35 million. The Company expects to spend up to $20 million in 1997 to complete its new corporate R&D and administrative office complex in Maryland. The balance of expected 1997 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems.

The Company believes it will be able to generate sufficient cash from its operations and its existing credit lines to meet its anticipated working capital and capital expenditure requirements in 1997.

The Board of Directors intends to consider the declaration and payment of quarterly dividends in the future based on the operating performance of the Company.

The Company believes that "Year 2000" costs will be minimal since the new information system currently being installed has the capability to process that date.

The Company is actively evaluating licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company may fund these transactions using cash from operations, debt, equity, or other sources.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The Financial Statements and Supplementary Data appear on pages F-1 through F-20 of this 1996 Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                 PART III
                                 --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Information regarding directors of the Company and compliance by the directors and officers of the Company with certain reporting requirements pursuant to
Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption "Proposal No. 1 - Election of Directors - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement, which is incorporated herein by reference. Information regarding executive officers of the Company is included in Part I hereof, under the caption "Executive Officers of the Registrant."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The information required by this item is contained under the headings "Certain Relationships and Related Transactions", "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" of the Company's Proxy Statement, which is incorporated herein by reference.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

 (a) (1)  Financial Statements:

          a.  Report of Independent Accountants

          b. Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994

          c.  Consolidated Balance Sheet as of December 31,
              1996 and 1995

          d. Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          e.  Consolidated Statement of Changes in
              Stockholders' Equity for the years ended
              December 31, 1996, 1995 and 1994

          f.  Notes to Consolidated Financial Statements

 (a) (2)  Financial Statement Schedules:

          None.

          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's consolidated financial statements.

 (a) (3)  Exhibits:

          Exhibit numbers 10(A),(B),(C),(D),(E),(F),(G),(H),(I),(J),(K),(L) and
          (M) are management contracts, compensatory plans or arrangements.

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

          10(G) Employment Agreement dated April 13, 1993, between the Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, SEC file no. 0-14991, which is incorporated herein by reference.

          10(H) Executive Deferred Compensation Benefit Plan, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, SEC file no. 0-14991, which is incorporated herein by reference.

          10(I) 1991 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9, 1991, which is incorporated herein by reference.

          10(J) 1995 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-59741, dated June 1, 1995, which is incorporated herein by reference.

          10(K) Employment Agreement dated April 11, 1995, between the Registrant and John E. Leffler regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(M) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, SEC file no. 0-14991, which is incorporated herein by reference.

          10(L) 1996 Non-Employee Directors' Stock Option Plan, previously filed as Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 No. 333-03773, dated May 15, 1996, which is incorporated herein by reference.

          10(M) 1996 Non-Employee Directors' Annual Retainer Stock Plan, previously filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 No. 333-03773, dated May 15, 1996, which is incorporated herein by reference.

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

Dated February 28, 1997            LIFE TECHNOLOGIES, INC.
                                   (Registrant)


                                   By /s/ Joseph C. Stokes, Jr.
                                   ----------------------------------------
                                   Joseph C. Stokes, Jr.
                                   Sr. Vice President and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Thomas H. Adams, Ph.D.         /s/ J. Stark Thompson, Ph.D.
---------------------------------------------------------------------------
Thomas H. Adams, Ph.D.             J. Stark Thompson, Ph.D.
Director                           President and Chief Executive Officer
                                   (Principal Executive Officer)


/s/ Kathleen Burdett               /s/ K. Grahame Walker
---------------------------------------------------------------------------
Kathleen Burdett                   K. Grahame Walker
Director                           Chairman of the Board of Directors


/s/ Betsy Z. Cohen                 /s/ Iain C. Wylie
---------------------------------------------------------------------------
Betsy Z. Cohen                     Iain C. Wylie
Director                           Director


/s/ Rita R. Colwell, Ph.D.         /s/ Joseph C. Stokes, Jr.
---------------------------------------------------------------------------
Rita R. Colwell, Ph.D.             Joseph C. Stokes, Jr.
Director                           Sr. Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                   /s/ C. Eric Winzer
                                   ----------------------------------------
Jerry E. Robertson, Ph.D.          C. Eric Winzer
-------------------------
Director                           Controller
                                   (Principal Accounting Officer)


/s/ Frank E. Samuel, Jr.
------------------------
Frank E. Samuel, Jr.
Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                  Financial Statements:                   Page
          Index to Financial Statements and Schedules      F-1

          Report of Independent Accountants                F-2

          Consolidated Statement of Income for the
          years ended December 31, 1996, 1995 and 1994     F-3

          Consolidated Balance Sheet as of December 31,
          1996 and 1995                                    F-4

          Consolidated Statement of Cash Flows for the
          years ended December 31, 1996, 1995 and 1994     F-5

          Consolidated Statement of Changes in             F-6
          Stockholders' Equity for the years ended
          December 31, 1996, 1995 and 1994

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                   /s/ Coopers & Lybrand L.L.P.
                                   Coopers & Lybrand L.L.P.



Rockville, Maryland
January 24, 1997

                            Life Technologies, Inc.
                       Consolidated Statement of Income
                 (amounts in thousands, except per share data)

--------------------------------------------------------------------
For the years ended December 31,         1996       1995       1994
====================================================================
Revenues:
  Net sales                          $309,455   $272,232   $235,195
  Net royalties                           884         67         67
--------------------------------------------------------------------
   Total revenues                     310,339    272,299    235,262
--------------------------------------------------------------------
Expenses:
  Cost of sales                       147,018    135,784    123,988
  Marketing and administrative        100,519     86,821     68,768
  Research and development             19,084     15,871     15,000
  Gain on product line disposal        (2,569)         -          -
--------------------------------------------------------------------
   Total expenses                     264,052    238,476    207,756
--------------------------------------------------------------------
Operating income                       46,287     33,823     27,506
--------------------------------------------------------------------
Other income (expense):
  Investment income                       708        867        615
  Interest expense                        (89)       (76)       (30)
  Other, net                             (186)       329        534
--------------------------------------------------------------------
   Total other income                     433      1,120      1,119
--------------------------------------------------------------------
Income before income taxes             46,720     34,943     28,625
Income taxes                           16,819     12,160     10,305
--------------------------------------------------------------------
Income before minority interests       29,901     22,783     18,320
Minority interests                     (1,201)      (506)      (113)
--------------------------------------------------------------------
Net income                           $ 28,700   $ 22,277   $ 18,207
====================================================================
Average shares outstanding             23,504     22,929     22,607
--------------------------------------------------------------------
Primary net income per share         $   1.22   $    .97   $    .81
--------------------------------------------------------------------
Dividends declared per share         $.15-1/3   $.13-1/3   $.13-1/3
====================================================================

All share and per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                          Consolidated Balance Sheet
                   (amounts in thousands, except share data)

----------------------------------------------------------------------
December 31,                                          1996       1995
======================================================================
ASSETS
Current assets:
  Cash and cash equivalents                       $ 15,326   $ 23,201
  Accounts receivable, net                          54,566     48,722
  Inventories:
    FIFO                                            65,312     67,106
    LIFO reserve                                    (2,992)    (6,261)
----------------------------------------------------------------------
    Total inventory                                 62,320     60,845
  Prepaid expenses                                   3,109      3,697
  Current deferred tax assets                        5,176      5,557
----------------------------------------------------------------------
    Total current assets                           140,497    142,022
Property, plant and equipment, net                  88,367     51,861
Other assets                                        11,023      8,671
Excess of cost over net assets of businesses
  acquired, net                                     14,044      6,190
----------------------------------------------------------------------
    Total assets                                  $253,931   $208,744
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $  2,004   $  1,934
  Accounts payable                                  20,976     14,549
  Accrued and deferred income taxes                 11,256     13,645
  Accrued liabilities and expenses                  22,065     15,133
----------------------------------------------------------------------
    Total current liabilities                       56,301     45,261
Long-term debt                                       4,668      1,451
Deferred items                                       4,471      3,334
Deferred income taxes                                3,165      2,421
Minority interests                                   2,407      2,352
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, one million
    shares authorized; none issued
  Common stock, $.01 par value, 50 million
    shares authorized; issued and outstanding
    22,951,313 in 1996 and
    22,772,909 in 1995                                 230        152
  Additional paid-in capital                        48,344     45,995
  Retained earnings                                133,633    108,444
  Currency exchange effects                            712       (666)
----------------------------------------------------------------------
    Total stockholders' equity                     182,919    153,925
----------------------------------------------------------------------
    Total liabilities and stockholders' equity    $253,931   $208,744
======================================================================

All share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                     Consolidated Statement of Cash Flows
                            (amounts in thousands)

------------------------------------------------------------------------------
For the years ended December 31,                   1996       1995       1994
==============================================================================
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                   $ 28,700   $ 22,277   $ 18,207
  Non-cash items:
    Depreciation                                  8,293      7,136      5,996
    Amortization                                  2,283        592        512
    Deferred income taxes                          (533)      (419)       229
    Gain on product line disposal                (2,569)         -          -
    Minority interests in net income              1,201        506        113
    Other                                          (702)      (827)       403
  Changes in assets and liabilities net of
      acquisitions:
    Accounts receivable                          (6,898)    (5,892)    (4,994)
    Inventories                                     140     (4,435)    (2,939)
    Prepaid expenses                                472     (1,355)       471
    Accounts payable and accrued expenses        11,641      2,461      1,580
    Accrued income taxes                         (1,764)     1,307      1,775
------------------------------------------------------------------------------
  Cash provided by operating activities          40,264     21,351     21,353
------------------------------------------------------------------------------
Investments:
  Property, plant and equipment                 (36,017)   (12,279)   (12,533)
  Acquisitions/joint ventures                   (11,704)      (825)    (1,287)
  Proceeds from product line disposal             2,569          -          -
  Other                                             (30)       (28)        17
------------------------------------------------------------------------------
  Cash used in investing activities             (45,182)   (13,132)   (13,803)
------------------------------------------------------------------------------
Financing:
  Dividends paid                                 (3,351)    (3,007)    (2,993)
  Proceeds from exercise of stock options         1,998      2,990        308
  Short-term borrowings                             319          -          -
  Long-term loan repayments                      (1,617)         -          -
------------------------------------------------------------------------------
  Cash used in financing activities              (2,651)       (17)    (2,685)
------------------------------------------------------------------------------
Effect of exchange rate changes on cash            (306)      (381)       454
------------------------------------------------------------------------------
Increase/(decrease) in cash and
  cash equivalents                               (7,875)     7,821      5,319
Cash included from consolidation of a
  subsidiary which became majority owned
  in 1995                                             -      2,134          -
Cash and cash equivalents at beginning
  of year                                        23,201     13,246      7,927
------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $ 15,326   $ 23,201   $ 13,246
==============================================================================
Supplemental cash flow information:
  Cash paid during the year:
    Income tax, net of refunds                 $ 18,092   $ 11,354   $  8,057
  Non-cash financing activity:
    Capital lease                              $  4,739          -          -
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (amounts in thousands)

------------------------------------------------------------------------------------------------
                                                    Additional              Currency
                                    Common Stock      Paid-in    Retained   Exchange
                                    ------------
                                   Shares   Amount    Capital    Earnings    Effects    Total
================================================================================================
Balances at
  December 31, 1993                 22,426    $150     $42,184   $ 73,972    $(6,306)  $110,000
  Net income                                                       18,207                18,207
  Dividends-$.13-1/3 per share                                     (2,995)    (2,995)
  Shares issued under
    stock option plans                  45                 377                              377
  Currency effects                                                             4,540      4,540
------------------------------------------------------------------------------------------------
Balances at
  December 31, 1994                 22,471     150      42,561     89,184     (1,766)   130,129
  Net income                                                       22,277                22,277
  Dividends-$.13-1/3 per share                                     (3,017)               (3,017)
  Shares issued under
    stock option plans                 302       2       3,434                            3,436
  Currency effects                                                             1,100      1,100
------------------------------------------------------------------------------------------------
Balances at
  December 31, 1995                 22,773     152      45,995    108,444       (666)   153,925
  Net income                                                       28,700                28,700
  Dividends-$.15-1/3 per share                                     (3,511)               (3,511)
  Shares issued under
    stock option and stock
    grant plans                        178       2       2,425                            2,427
  Stock split                                   76         (76)
  Currency effects                                                             1,378      1,378
------------------------------------------------------------------------------------------------
Balances at
  December 31, 1996                 22,951    $230     $48,344   $133,633    $   712   $182,919
================================================================================================

All share and per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Life Technologies, Inc. (the "Company" or "Life Technologies") and its majority owned or controlled subsidiaries. Intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements. Investments in affiliated companies (20% to 50% Life Technologies' ownership) are recorded in the consolidated financial statements using the equity method of accounting except in cases where the Company can effectively exercise control. In these cases, the accounts of the affiliate are included in the Company's consolidated financial statements. Certain amounts for prior years have been reclassified to conform to and be consistent with the 1996 presentation.

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

Sales of fetal bovine serum ("FBS") accounted for 14% of net sales in 1996, 16% in 1995 and 18% in 1994. Historically, the availability and price of FBS have been volatile and periodically have had a significant effect on the Company's results.

BUSINESS ACQUISITIONS

In January 1996, the Company paid $7.1 million to purchase 75% of the common stock of Custom Primers, Inc. ("CPI"), a California-based producer of oligonucleotides, increasing the Company's ownership to 100%. The Company had acquired 25% of CPI in several transactions prior to 1996 valued at $0.8 million. Based upon the net assets purchased in January 1996 and the total cash paid of $7.9 million, the Company recorded $7.4 million in goodwill in 1996. The January 1996 purchase agreement provides for an additional $4.4 million in earn-out contingencies based on the sales of oligonucleotides over the next five years. In 1996, the Company recorded additional earn-outs of $0.8 million based on 1996 sales activity. The original intangible is being amortized over five years. The 1996 earn-out and any additional intangibles resulting from future earn-outs will be amortized over the remaining term of the original amortization period.

In September 1996, the Company acquired an additional 29% ownership of its Japanese subsidiary, Life Technologies Oriental, K.K. ("LTOKK"), for $3.7 million, which resulted in $1.8 million of additional goodwill. This additional purchase increased the Company's ownership from 51% to 80%.

In September 1995, the Company acquired an additional 1% ownership of LTOKK for $150,000, which approximated book value. This additional ownership resulted in a 51% controlling interest and led to the consolidation of LTOKK's financial results as of the acquisition date. Prior to the acquisition, the Company accounted for LTOKK using the equity method of accounting. Equity income reported for LTOKK was $0.5 million for the first eight months of 1995 and $0.7 million for 1994. Sales for LTOKK, which were not included in the Company's financial statements prior to consolidation, were $22.2 million in the first eight months of 1995 and $24.5 million in 1994.

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

RELATED PARTY - DEXTER

At December 31, 1996, The Dexter Corporation ("Dexter") owned approximately 53% of the outstanding shares of the Company's common stock. Most transactions with Dexter are administrative in nature (e.g., insurance), and the Company has no significant product sales to Dexter or its affiliates. Two executives of Dexter served as directors of the Company in 1996, 1995 and 1994.

The Company can borrow up to $8.0 million under a revolving line of credit from Dexter to finance short-term working capital needs. There were no borrowings during 1996 or 1995. The Company borrowed various amounts up to $3.1 million in 1994. There were no amounts outstanding under this line of credit at year-end 1996, 1995 or 1994.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid short-term investments readily convertible into cash. Cash equivalents consist primarily of time deposits and certificates of deposit with various financial institutions throughout the world. These investments are carried at cost, which approximates market, and mature within 90 days and, therefore, are subject to minimal risk.

ACCOUNTS RECEIVABLE

Accounts receivable are reduced by allowances of $1.5 million and $1.2 million at December 31, 1996 and 1995, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. Inventories valued at cost using the LIFO method were approximately 30% and 33% of total inventories at December 31, 1996 and 1995, respectively. Inventories were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                                         1996        1995
================================================================================
Materials and supplies                                      $11,844     $10,507
Work in process                                              10,241       9,975
Finished goods                                               43,227      46,624
-------------------------------------------------------------------------------
Total FIFO value                                             65,312      67,106
LIFO reserve                                                 (2,992)     (6,261)
-------------------------------------------------------------------------------
Total inventory                                             $62,320     $60,845
================================================================================

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from 3 to 50 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $3.4 million in 1996, $2.7 million in 1995 and $2.4 million in 1994.

The cost and accumulated depreciation of property, plant and equipment were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                                        1996        1995
================================================================================
Land and land improvements                                $  3,360     $ 3,268
Land under a capital lease                                   4,739           -
Buildings and leasehold improvements                        36,756      27,279
Machinery and equipment                                     57,724      51,098
Construction-in-process                                     31,724       8,045
-------------------------------------------------------------------------------
Total cost                                                 134,303      89,690
Accumulated depreciation                                   (45,936)    (37,829)
-------------------------------------------------------------------------------
Property, plant and equipment, net                        $ 88,367    $ 51,861
===============================================================================

LEASES

The Company leases buildings, automobiles and equipment under operating lease arrangements. These leases contain various renewal options, purchase options and escalation clauses. The total rental expense of all operating leases was $5.8 million in 1996, $5.9 million in 1995, and $5.8 million in 1994. The Company has one capital lease which is for a parcel of land on which the Company is constructing a new corporate R&D center and other administrative offices, including the Company's headquarters.

The future minimum rental payments required under noncancellable leases as of December 31, 1996 were as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                         Capital Lease   Operating Leases
===============================================================================
For the years ending
           1997                                      $   394         $   5,068
           1998                                          430             2,430
           1999                                          430             1,729
           2000                                          430             1,127
           2001                                          430               598
           2002 and thereafter                         7,957               408
-------------------------------------------------------------------------------
Total minimum lease payments                          10,071         $  11,360
Less amount representing interest                     (5,332)
-------------------------------------------------------------------------------
Present value of net minimum lease payments          $ 4,739
===============================================================================

OTHER ASSETS

Significant components of other assets were as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                                          1996       1995
===============================================================================
Pension and retirement related                               $ 4,264     $4,090
Software, net of amortization                                  3,315      2,235
Deferred tax assets                                            2,165        607
Other                                                          1,279      1,739
-------------------------------------------------------------------------------
Other assets                                                 $11,023     $8,671
===============================================================================

EXCESS ACQUISITION COSTS

The excess of costs over the net asset values of businesses acquired prior to 1992 are being amortized on a straight-line basis principally over 30 years. The excess of costs over net asset values of businesses acquired since 1992 are being amortized on a straight-line basis over no more than 10 years. The Company assesses the recoverability of net cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating cash flows. The Company makes a specific provision against the asset when impairment is identified. The Company did not make an impairment charge in 1996, 1995 or 1994. Future acquisitions will be evaluated using this method and an appropriate useful life will be determined for amortization of the excess of costs over the net asset value of businesses acquired, if any.

Accumulated amortization at December 31, 1996 and 1995 amounted to $5.5 million and $3.4 million, respectively.

ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses were as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                                          1996       1995
===============================================================================
Salaries, wages and benefits                                 $ 9,831    $ 8,257
Royalties                                                      2,570      1,719
Deferred purchase and construction payments                    2,745        553
Other                                                          6,919      4,604
-------------------------------------------------------------------------------
Accrued liabilities and expenses                             $22,065    $15,133
===============================================================================

DEBT

The following is a summary of the outstanding debt at December 31, 1996 and 1995.

--------------------------------------------------------------------------------
(amounts in thousands)                                          1996       1995
================================================================================
Short-term debt:
  Japanese Yen bank borrowings                               $ 1,286    $   967
  Current portion of obligations under a capital lease            71          -
  Current portion of long-term notes                             647        967
--------------------------------------------------------------------------------
Short-term debt                                              $ 2,004    $ 1,934
--------------------------------------------------------------------------------
Long-term debt:
  Capital lease (7.5%)                                       $ 4,739    $     -
  Long-term notes
    Note due 1996                                                  -        967
    Note due 1997                                                647      1,451
--------------------------------------------------------------------------------
                                                               5,386      2,418
--------------------------------------------------------------------------------
Less: Current portion of long-term debt                          718        967
--------------------------------------------------------------------------------
Long-term debt                                               $ 4,668    $ 1,451
================================================================================

Short-term debt consists of notes payable to various banks denominated in Japanese Yen, the current portion of obligations under a capital lease and the current portion of long-term notes. The carrying value of short-term borrowings approximates fair value. The average interest rate on the Japanese Yen bank borrowings during the year and at year-end was 1.875% in 1996 and 2.6% in 1995.

The Company currently has unused lines of credit with two banks totaling $21.5 million and a short-term revolving credit facility with Dexter for $8.0 million.

The capital lease is for a parcel of land on which the Company is constructing a new corporate R&D center and other administrative offices, including the Company's headquarters. Payments commence in February 1997 and continue for 23 years. The agreement includes a 50 year renewal clause. The Company also has an option to purchase the land.

Long-term notes consists of Yen 75 million at December 31, 1996 and Yen 250 million at December 31, 1995 in the form of promissory notes from the Company's majority owned Japanese subsidiary to the minority shareholder. The year-end interest rates were 3.20% in 1996 and ranged from 2.25% to 4.50% at December 31, 1995. The weighted average interest rate was 3.0% in 1996 and 3.6% in 1995. Long-term debt represented 2.5% and less than 1.0% of total capital at December 31, 1996 and 1995, respectively. The fair value of the Company's long-term debt is estimated by management to approximate the carrying value of that long-term debt at December 31, 1996 and 1995, respectively. In 1996, the minority shareholder renegotiated the payment due dates for one promissory note from the year 2001 to 1997.

INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

--------------------------------------------------------------------------------
                                               1996          1995          1994
================================================================================
Statutory U.S. federal income tax rate        35.0%         35.0%         35.0%
State income taxes                             1.5           0.7           1.1
Non-U.S. tax rate differences                 (3.0)         (0.6)         (3.2)
U.S. tax credits                                 -          (0.4)         (2.2)
Non-deductible expenses                        1.7           0.4           0.5
Other                                          0.8          (0.3)          4.8
--------------------------------------------------------------------------------
Effective income tax rate                     36.0%         34.8%         36.0%
================================================================================

The provision (benefit) for taxes on income for 1996, 1995 and 1994 is summarized below:

--------------------------------------------------------------------------------
(amounts in thousands)                         1996          1995          1994
================================================================================
Current
  United States                             $ 7,348       $ 2,759      $ 3,599
  International                               8,788         9,396        5,967
  State                                       1,216           424          510
--------------------------------------------------------------------------------
Total current                                17,352        12,579       10,076
--------------------------------------------------------------------------------

Deferred
  United States                                (838)         (532)         301
  International                                 545           209         (114)
  State                                        (240)          (96)          42
--------------------------------------------------------------------------------
Total deferred                                 (533)         (419)         229
--------------------------------------------------------------------------------
Total provision for income taxes            $16,819       $12,160      $10,305
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

--------------------------------------------------------------------------------
(amounts in thousands)                                     1996            1995
--------------------------------------------------------------------------------
Deferred tax assets:
   Inventory reserves and intercompany profit            $3,308          $3,087
   Expenses deductible when paid                            232             115
   Employee pension plans                                 1,691             782
   Reserves for vacation pay                                678             598
   Reserves for bad debts and product returns               341             371
   Reserves for insurance                                   224             156
   Other                                                    867           1,055
--------------------------------------------------------------------------------
Gross deferred tax assets                                 7,341           6,164
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets, principally depreciation                 2,615           2,410
   Inventory capitalization                                 484             445
   Employee pension plans                                   554               -
   Other                                                     96             112
--------------------------------------------------------------------------------
Gross deferred tax liabilities                            3,749           2,967
--------------------------------------------------------------------------------
Net deferred tax asset                                   $3,592          $3,197
================================================================================

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

U.S. and international withholding taxes have not been provided on approximately $84.7 million of undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such a distribution is made. Pretax income from international operations amounted to $30.6 million in 1996, $28.0 million in 1995 and $19.3 million in 1994.

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

The Company also sponsors an unfunded, nonqualified supplementary retirement plan for certain senior management. The Company has purchased life insurance on the lives of participants designed to provide sufficient funds to recover all costs of the plan. In addition to the above plans, the Company sponsors an unfunded, nonqualified executive supplemental plan that provides for a target benefit based upon the average annual compensation during the highest five years of the last ten years before retirement, which benefit is then offset by other benefits payable to the participant.

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs and, in certain countries, by defined benefit plans. The only significant non-U.S. defined benefit plan is for United Kingdom employees. The Company's policy with respect to its U.K. pension plan is to fund amounts as are necessary on an actuarial basis to provide for benefits under the plan in accordance with local laws and income tax regulations. The U.K. pension plan provides benefits based upon the employee's highest average base compensation over three consecutive years.

The components of net periodic pension cost and other costs for the retirement benefits plans during the years 1996, 1995 and 1994 are provided in the following table.

--------------------------------------------------------------------------------
(amounts in thousands)                             1996         1995       1994
--------------------------------------------------------------------------------
Pension Plans:
  Service cost                                  $ 2,188      $ 1,254    $ 1,705
  Interest cost                                   1,757        1,429      1,352
  Actual return on assets                        (2,877)      (2,050)      (318)
  Net amortization and deferrals                  1,941          974       (272)
--------------------------------------------------------------------------------
Net periodic pension costs                        3,009        1,607      2,467
401(k) employer match program                       998          787          -
401(k) deferred profit sharing program                -            -        461
Defined contribution plans and other                509          299        239
--------------------------------------------------------------------------------
Total pension costs                             $ 4,516      $ 2,693    $ 3,167
================================================================================

The assumptions used in accounting for pensions in 1996, 1995 and 1994 were as follows:

--------------------------------------------------------------------------------
                                                    1996        1995       1994
--------------------------------------------------------------------------------
Pension plan assumptions:
  Discount rate
    Beginning of year:
      U.S.                                         6.50%       8.50%      6.75%
      U.K.                                         7.75%       9.75%      6.75%
    End of year:
      U.S.                                         7.00%       6.50%      8.50%
      U.K.                                         8.50%       7.75%      9.75%
  Average wage increase
      U.S.                                          4-5%        4-6%         6%
      U.K.                                            6%          6%         6%
  Expected long-term rate of
    return on plan assets
      U.S.                                            9%          9%         9%
      U.K.                                            8%          8%         8%
================================================================================

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

The funded status of the Company's pension plans and amounts recognized at December 31, 1996 and 1995 were as follows:

--------------------------------------------------------------------------------
                                        Plans Where               Plans Where
                                       Assets Exceed          Accumulated Benefits
                                    Accumulated Benefits          Exceed Assets
--------------------------------------------------------------------------------
(amounts in thousands)                    1996     1995          1996      1995
================================================================================
Actuarial present value of
  benefit obligation:
     Vested                            $16,146  $15,074       $ 1,221   $ 1,302
     Accumulated                        16,912   16,030         1,654     1,669
     Projected                          26,704   24,727         1,894     1,899
Plan assets at fair market value        21,838   17,444             -         -
--------------------------------------------------------------------------------
Projected benefit obligation
  in excess of plan assets              (4,866)  (7,283)       (1,894)   (1,899)
Unrecognized net loss                    1,474    4,736           133       164
Unrecognized prior service cost          2,492    2,681           423       522
Unrecognized net asset                    (344)    (334)            -         -
Adjustment required to recognize
  minimum liability                          -        -          (316)     (456)
--------------------------------------------------------------------------------
Accrued pension liability              $(1,244) $  (200)      $(1,654)  $(1,669)
================================================================================

CONTINGENCIES

The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted. These claims and legal actions have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable, can be reasonably estimated and are not covered by insurance are reflected as liabilities of the Company. The ultimate resolution of these claims is subject to many uncertainties, and it is reasonably possible that some of the actions or proceedings referred to above could be decided unfavorably to the Company. Although the amount of liability at December 31, 1996 with respect to these matters could not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

CURRENCY EFFECTS

The financial statements of the Company's non-U.S. operations are translated to U.S. dollars for consolidation, and the translation adjustment resulting from the fluctuation in the exchange rates is carried directly to stockholders' equity. The adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment. Currency exchange gains and losses realized on business transactions were not significant in 1996, 1995 or 1994.

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

The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. Forward exchange contracts outstanding at year-end 1996 were short-term in nature and related to non-local currency transactions of the Company's European and Japanese operations. The equivalent U.S. dollar purchase amounts were $6.2 million, $10.3 million and $2.1 as of December 31, 1996, 1995 and 1994, respectively. There were no sale amounts outstanding as of December 31, 1996 and 1994. The equivalent U.S. dollar sale amount was $12.9 million as of December 31, 1995. Deferred unrealized gains and losses at December 31, 1996, 1995 and 1994 were not significant.

STOCK INCENTIVE PLANS

In 1996, the Company established a Non-Employee Directors' Annual Retainer Stock Plan enabling members of the Board of Directors who are not officers or employees of the Company to receive common stock in lieu of all or a portion of the annual cash retainer fee and to receive an automatic annual amount of 300 shares of common stock for services rendered. The Plan provides that up to 112,500 shares may be granted based on the fair market value of the common stock at the date of issue. 900 shares have been granted through December 31, 1996.

In 1996, the Company established a Non-Employee Directors' Stock Option Plan that provides for each of the Company's non-employee directors to receive an automatic, annual option to purchase 6,750 shares of common stock. The Plan provides that up to 750,000 shares may be granted based on the fair market value of the common stock at the annual grant date. 40,500 stock options have been granted through December 31, 1996.

In 1995, the Company established a long-term incentive plan for certain key management and other personnel. The 1995 Long-term Incentive Plan provides that up to 1,125,000 shares of common stock may be awarded through various stock and stock related awards. For options awarded under the Plan, the option price cannot be less than 100 percent of the fair market value of common stock at the time the option is granted. Through December 31, 1996 the Company has granted 1,063,102 stock options under this plan.

The 1991, 1984 and 1983 Stock Option Plans have been frozen and no further grants under the Plans can be made. The Plans are listed under "Former Plans No Longer Granting Options."

The transactions under the stock option plans were as follows:

----------------------------------------------------------------------------
                                        1996          1995     Former Plans
                                Non-Employee     Long-term        No Longer

                                 Directors'      Incentive         Granting
                                        Plan          Plan          Options
============================================================================
December 31, 1993                                                 1,302,148
  Granted                                                           309,377
  Expired or canceled                                               (25,353)
  Exercised at average price
    of $6.98 per share                                              (44,126)
----------------------------------------------------------------------------
December 31, 1994                                                 1,542,046
  Granted                                            553,202
  Expired or canceled                                               (26,047)
  Exercised at average price
    of $10.17 per share                                            (314,064)
----------------------------------------------------------------------------
December 31, 1995                                    553,202      1,201,935
  Granted                              40,500        509,900
  Expired or canceled                                (18,125)        (4,467)
  Exercised at average price
    of $11.70 per share                               (2,650)      (184,514)
----------------------------------------------------------------------------
December 31, 1996                      40,500      1,042,327      1,012,954
============================================================================
Price range                     $22.88-$22.88  $16.00-$25.00   $4.83-$13.92

Weighted average price                 $22.88  $       20.19   $      11.41
============================================================================
Exercisable                                 -        180,987        820,297
============================================================================

All share and per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

Most options become exercisable on a cumulative basis over a period of service not exceeding ten years from the date of grant. At December 31, 1996 there were 709,500 and 80,023 shares of common stock available for future grant under the 1996 and 1995 plans, respectively. The Company makes no charge against income with respect to options granted at fair market value.

The Company elected the disclosure-only presentation of Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") in 1996. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions used and the pro forma net income and net income per share resulting from applying FAS 123.

---------------------------------------------------------------------------
                                                          1996      1995
===========================================================================
Net income (amounts in thousands)
   As reported                                          $28,700   $22,277
   Pro forma                                            $27,918   $22,149

Primary earnings per share (in dollars)
   As reported                                            $1.22     $ .97
   Pro forma                                              $1.19     $ .97

Risk-free interest rate                                    6.1%      5.8%
Dividend yield                                             0.6%      0.7%
Expected life in years                                        4         4
Volatility                                                  31%       31%
Weighted average remaining contractual life in years        6.3       5.8
Weighted average fair value at date of grant            $  7.94    $ 4.96
    (in dollars)
===========================================================================

QUARTERLY FINANCIAL INFORMATION

--------------------------------------------------------------------------------
(amounts in thousands, except per share data)
--------------------------------------------------------------------------------
Quarterly amounts are unaudited     First    Second    Third   Fourth     Year
================================================================================
1996:
Net sales                           $76,630  $77,430  $77,064  $78,331  $309,455
Net royalties                             -      134      425      325       884
Cost of sales                        35,817   36,742   37,298   37,161   147,018
Gain on product line disposal             -    2,569        -        -     2,569
Operating income                     10,913   13,457   10,630   11,287    46,287
Net income                            6,682    8,295    6,631    7,092    28,700
Primary earnings
  per share                             .29      .35      .28      .30      1.22
Market price per share:
  High                               21 1/3   21 5/6   25 3/4   26 1/2    26 1/2
  Low                                15 1/3       18   20 1/6   21 1/8    15 1/3
================================================================================
1995:
Net sales                           $66,243  $68,853  $66,981  $70,155  $272,232
Net royalties                             -        -       67        -        67
Cost of sales                        33,884   35,480   33,012   33,408   135,784
Operating income                      8,439    8,184    8,081    9,119    33,823
Net income                            5,622    5,614    5,367    5,674    22,277
Primary earnings
  per share                             .25      .25      .23      .25       .97
Market price per share:
  High                               13 1/2   15 1/3   17 5/6   18 1/3    18 1/3
  Low                                11 2/3   12 5/6   14 5/6   15 1/3    11 2/3
================================================================================

All per share amounts have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

GEOGRAPHIC DATA

---------------------------------------------------------------
(amounts in thousands)             1996       1995       1994
===============================================================
Net sales:
  North America                $204,783   $177,917   $151,771
  Intercompany                  (43,124)   (27,008)   (20,555)
---------------------------------------------------------------
   Trade sales                  161,659    150,909    131,216
---------------------------------------------------------------
  Europe                        106,598    100,220     86,650
  Intercompany                   (1,480)    (1,673)    (3,181)
---------------------------------------------------------------
   Trade sales                  105,118     98,547     83,469
---------------------------------------------------------------
  Pacific                        45,042     24,129     20,510
  Intercompany                   (2,364)    (1,353)         -
---------------------------------------------------------------
   Trade sales                   42,678     22,776     20,510
---------------------------------------------------------------
Net sales                      $309,455   $272,232   $235,195
===============================================================
Operating income:
  North America                $ 21,929   $ 13,085   $ 15,069
  Europe                         26,719     26,537     19,925
  Pacific area                    7,998      4,189        346
  General corporate expense     (10,359)    (9,988)    (7,834)
---------------------------------------------------------------
Operating income               $ 46,287   $ 33,823   $ 27,506
===============================================================
 Assets:
  North America                $139,363   $ 90,660   $ 87,341
  Europe                         82,258     85,299     67,939
  Pacific area                   32,310     32,785     16,467
---------------------------------------------------------------
Total assets                   $253,931   $208,744   $171,747
===============================================================

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

     10(G) Employment Agreement dated April 13, 1993, between the Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, SEC file no. 0-14991, which is incorporated herein by reference.

     10(H)   Executive Deferred Compensation Benefit Plan, previously filed as
             Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, SEC file no. 0-14991, which is incorporated herein by reference.

     10(I) 1991 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9, 1991, which is incorporated herein by reference.

     10(J) 1995 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-59741, dated June 1, 1995, which is incorporated herein by reference.

     10(K) Employment Agreement dated September 1, 1990, between the Registrant and John E. Leffler regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement previously filed as Exhibit 10(M) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, SEC file no. 0-14991, which is incorporated herein by reference.

     10(L)   1996 Non-Employee Directors' Stock Option Plan, previously filed as
             Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 No. 333-03773, dated May 15, 1996, which is incorporated herein by reference.

     10(M)   1996 Non-Employee Directors' Annual Retainer Stock Plan,
             previously filed as Exhibit 4(a) to the Registrant's Registration
             Statement on  Form   S-8  No.  333-03773, dated May 15, 1996, which
             is  incorporated herein by reference.

      11    Statement re:  computation of per share earnings.           E-1

      21    Subsidiaries of the Registrant.                             E-6

      23    Consent of Independent Accountants.                         E-8

      27    Financial Data Schedule.                                   E-11