Form 10-Q
period 1997-03-31
LIFE TECHNOLOGIES INC
filed 1997-04-29
CIK 727737

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
Mark One

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended   March 31, 1997
                                     --------------

                                    OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    -------------------
                                    Commission file number  0-14991
                                                           ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                         34-0431300
   (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

9800 MEDICAL CENTER DRIVE, ROCKVILLE, MD                       20850
(Address of principal executive offices)                    (Zip Code)
                           ------------------------

  Registrant's telephone number, including area code: (301) 840-4000 Registrant's former address: 8717 Grovemont Circle, Gaithersburg, MD 20877

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at April 25, 1997
                  -----                          -----------------------------
     Common Stock, par value $.01 per share            23,150,883 shares

================================================================================

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                     Three months ended
                                          March 31
                                    --------------------
                                      1997       1996
                                    --------  ----------
Revenues:
  Net sales                         $80,168   $  76,630
  Net royalties                         344           -
                                    -------   ---------
                                     80,512      76,630
Operating expenses:
  Cost of sales                      36,116      35,744
  Marketing and administrative       26,759      25,401
  Research and development            5,176       4,569
                                    -------   ---------
     Total operating expenses        68,051      65,714
                                    -------   ---------
Operating income                     12,461      10,916

Other income (expense):
  Investment income                      89         118
  Interest expense                       (9)        (42)
                                    -------   ---------
     Total other income                  80          76
                                    -------   ---------
Income before income taxes           12,541      10,992
Income taxes                          4,515       3,957
                                    -------   ---------
Income before minority interests      8,026       7,035
Minority interests                     (188)       (353)
                                    -------   ---------
Net income                          $ 7,838   $   6,682
                                    =======   =========
Average shares outstanding           23,794      23,298
Primary net income per share          $0.33       $0.29
Dividends declared per share          $0.04   $0.03 1/3


Share and per share amounts for the three months ended March 31, 1996 have been adjusted for a 3 for 2 stock split effected on August 28, 1996.
Amounts are unaudited.



                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)
                                             March 31,       December 31,
                                                1997             1996
                                            -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 10,792         $ 15,326
  Accounts receivable, net                       56,869           54,566
  Inventories:
    Materials and supplies                       10,582           11,845
    In process and finished                      57,168           53,467
    LIFO reserve                                 (2,542)          (2,992)
                                               --------         --------
      Total inventory                            65,208           62,320

  Prepaid expenses                                4,423            3,109
  Current deferred tax assets                     5,193            5,176
                                               --------         --------
    Total current assets                        142,485          140,497

Property, plant, and equipment                  137,142          134,303
  Less accumulated depreciation                 (47,331)         (45,936)
                                               --------         --------
    Total property, plant, and equipment         89,811           88,367

Investments and other assets                     10,896           11,023
Excess of cost over net assets of
  businesses acquired, net                       13,503           14,044
                                               --------         --------
    Total assets                               $256,695         $253,931
                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                              $  1,283         $  2,004
  Accounts payable                               19,067           20,976
  Income taxes                                   14,387           11,256
  Accrued liabilities and expenses               20,328           22,065
                                               --------         --------
    Total current liabilities                    55,065           56,301

Long-term debt                                    4,668            4,668
Deferred items                                    5,125            4,471
Deferred income taxes                             3,095            3,165
Minority interests                                2,539            2,407
                                               --------         --------
  Total liabilities                              70,492           71,012

Stockholders' equity:
  Common stock                                      230              230
  Additional paid-in capital                     49,182           48,344
  Retained earnings                             140,551          133,633
  Currency exchange effects                      (3,760)             712
                                               --------         --------
    Total stockholders' equity                  186,203          182,919
                                               --------         --------
    Total liabilities and
      stockholders' equity                     $256,695         $253,931
                                               ========         ========

Equity per share                                  $8.09            $7.97

Amounts as of March 31, 1997 are unaudited.



                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                     Three months ended
                                                           March 31
                                                     ------------------
                                                       1997      1996
                                                     --------  --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                          $ 7,838   $  6,682
 Non-cash items:
  Depreciation and amortization                        2,862      2,548
  Other                                                  (46)       283
 Changes in assets and liabilities                    (6,545)    (2,603)
                                                     -------   --------
                                                       4,109      6,910
Investments:
 Acquisitions                                           (828)    (7,203)
 Capital expenditures                                 (6,410)    (4,968)
                                                     -------   --------
                                                      (7,238)   (12,171)
Financing:
 Dividends paid                                         (918)      (759)
 Proceeds from exercise of stock options                 615        679
 Loan repayments                                        (570)      (464)
                                                     -------   --------
                                                        (873)      (544)

Effect of exchange rate changes on cash                 (532)      (798)
                                                     -------   --------
Decrease in cash and cash equivalents                 (4,534)    (6,603)
Cash and cash equivalents at beginning of period      15,326     23,201
                                                     -------   --------
Cash and cash equivalents at end of period           $10,792   $ 16,598
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

The results for the three-month period ended March 31, 1997 are not necessarily indicative of the results for the year ended December 31, 1997.

Certain amounts for the 1996 year period have been reclassified to conform to and be consistent with the 1997 presentation.

The financial data included herein have been reviewed by the Company's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
         -----------------------------------

Any statements in this quarterly report concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net sales were $80.2 million for the first quarter of 1997, an increase of 5% over the comparable quarter of 1996. Sales of products other than fetal bovine serum ("FBS") increased by 11%, when comparing the first quarter of 1997 with the comparable period in 1996 and excluding the effect of changes due to different currency translation rates. First quarter 1997 FBS sales were $1.1 million lower than in the first quarter of 1996 on a comparable currency basis due to lower unit sales, principally to industrial customers, and lower unit selling prices. FBS sales represented 12% of net sales in the first quarter of 1997 and 15% in the first quarter of 1996. As a result of changes in currency exchange rates, first quarter 1997 net sales were $2.7 million, or 3.5% lower than they would have been at the exchange rates in effect in the first quarter of 1996. Royalty income was $0.3 million in the first quarter of 1997. There was no comparable royalty income in the first quarter of 1996.

Gross margins were 54.9% of net sales in the first quarter of 1997 compared with 53.4% in the first quarter of 1996. Gross margins improved due to production efficiencies, lower scrap costs, a favorable product mix, and higher FBS gross margins. FBS gross margins improved as unit costs decreased at a faster rate than unit selling prices when comparing the first quarter of 1997 with the comparable period of 1996.

Marketing and administrative expenses were 33.4% of net sales in the first quarter of 1997 and 33.1% in the first quarter of 1996. Research and development expenses were $5.2 million for the quarter ended March 31, 1997, representing a 13% increase when compared with the $4.6 million reported in the first quarter of 1996.

Operating income of $12.5 million in the first quarter of 1997 represented a 14% increase over the $10.9 million reported in the comparable period of 1996. When comparing the first quarter of 1996 with the first quarter of the previous year, operating income growth was greater than the growth in net sales principally due to higher gross margins in the 1997 period.

The Company's effective income tax rate was 36% in the first quarter of 1997 compared with 36% in the first quarter of 1996.

Income attributable to minority interests decreased in the first quarter of 1997 when compared with the first quarter of 1996 as minority ownership in the Company's Japanese subsidiary decreased from 49% in the first quarter of 1996 to 20% in the first quarter of 1997 and first quarter 1997 profits for other ventures less than 100% owned by the Company were lower than in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $4.1 million in cash during the first three months of 1997. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1997. Working capital increases, largely related to increased inventory and accounts receivable levels, were the principal use of cash from operations.

The Company paid $6.4 million for capital expenditures in the first three months of 1997. The Company also paid $0.7 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc. and $0.1 million related to the 1994 acquisition of a distributor in Sweden.

Cash used for financing activities included a $0.9 million dividend payment paid in the first three months of 1997. The Company paid $0.6 million to reduce outstanding loans to a joint venture partner and to several banks. The Company received $0.6 million from the exercise of stock options.

Capital expenditures in 1997 are expected to range from $30-35 million. The Company expects to spend approximately $20 million in 1997 to complete its new corporate R&D and administrative office complex in Maryland. The balance of expected 1997 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from The Dexter Corporation, an affiliate of the Company, to meet its anticipated working capital and capital expenditure requirements in 1997.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for years ending after December 15, 1997. The impact of this statement on net income per share amounts is not material for the periods presented.

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

Item 3.  Defaults Upon Senior Securities - Not applicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.
         ---------------------------------------------------

Item 5.  Other Information - Not applicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         10.  Change in Control Agreements
         11.  Statement re computation of per share earnings.
         15.  Letter re unaudited interim financial information.
         27.  Financial data schedule

    (b)  Reports on Form 8-K.

         There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LIFE TECHNOLOGIES, INC.



Date:  April 29, 1997                 By: /s/ Joseph C. Stokes, Jr.
                                         ---------------------------------
                                         Joseph C. Stokes, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Authorized Signatory)



                                      By: /s/ C. Eric Winzer
                                         ---------------------------------
                                         C. Eric Winzer
                                         Controller
                                         (Principal Accounting
                                         Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of March 31, 1997 and the related consolidated statement of income for the three-month periods ended March 31, 1997 and 1996, and the related condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 24, 1997 we expressed an unqualified opinion on those consolidated financial statements.



                                    /s/ Coopers & Lybrand L.L.P.
                                    COOPERS & LYBRAND L.L.P.



Rockville, Maryland
April 9, 1997

                                 EXHIBIT INDEX
                                 -------------


                                                                       Page
                                                                     --------
Exhibit 10.1  Change in Control Agreement - Thomas M. Coutts          11-25

Exhibit 10.2  Change in Control Agreement - J. Stark Thompson         26-41

Exhibit 10.3  Change in Control Agreement - Joseph C. Stokes, Jr.     42-57

Exhibit 10.4  Change in Control Agreement - John E. Leffler           58-73

Exhibit 10.5  Change in Control Agreement - John V. Cooper            74-89

Exhibit 10.6  Form of Employment Agreement effective                  90-105
              February 13, 1997, between the Registrant and certain executive officers of the Registrant regarding certain severance benefits in the event of termination of employment following a change in control, as defined in the agreement.

Exhibit 11    Statement re computation of per share earnings         106-108

Exhibit 15    Letter re unaudited interim financial information      109-110

Exhibit 27    Financial data schedule                                111