Form 10-Q
period 1997-06-30
LIFE TECHNOLOGIES INC
filed 1997-07-31
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended       June 30, 1997
                                   ----------------------------

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

                                --------------

      Registrant's telephone number, including area code: (301) 840-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at July 28, 1997
              -----                      --------------------------------------
Common Stock, par value $.01 per share               23,223,618 shares

--------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.    Financial Statements
           --------------------

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                  Three months ended                Six months ended
                                        June 30                          June 30
                              ------------------------------   ------------------------------
                                1997       1996      Change      1997       1996      Change
                              --------   --------   --------   --------   --------   --------
Revenues:
  Net sales                   $ 84,556   $ 77,430       +  9%  $164,724   $154,060       +  7%
  Net royalties                    463        134          -        807        134          -
                                85,019     77,564       + 10%   165,531    154,194       +  7%
Operating expenses:
  Cost of sales                 39,069     36,778       +  6%    75,185     72,522       +  4%
  Marketing and                 27,276     25,266       +  8%    54,035     50,667       +  7%
    administrative
  Research and development       5,454      4,737       + 15%    10,630      9,306       + 14%
  Gain on product line
    disposal                         -     (2,569)         -          -     (2,569)         -
  Total operating expenses      71,799     64,212       + 12%   139,850    129,926       +  8%
                              --------   --------              --------   --------
Operating income                13,220     13,352       -  1%    25,681     24,268       +  6%

Other income (expense):
  Investment income                 85        219       - 61%       174        337       - 48%
  Interest expense                 (23)       (42)      - 45%       (32)       (84)      - 62%
                              --------   --------              --------   --------
Total other income                  62        177       - 65%       142        253       - 44%
                              --------   --------              --------   --------
Income before income taxes      13,282     13,529       -  2%    25,823     24,521       +  5%
Income taxes                     4,781      4,870       -  2%     9,296      8,827       +  5%
                              --------   --------              --------   --------
Income before minority
    interests                    8,501      8,659       -  2%    16,527     15,694       +  5%
Minority interests                (163)      (364)      - 55%      (351)      (717)      - 51%
                              --------   --------              --------   --------
Net income                    $  8,338   $  8,295       +  1%  $ 16,176  $  14,977       +  8%
                              ========   ========              ========   ========

Average shares outstanding      23,872     23,435       +  2%    23,834     23,369       +  2%
                              ========   ========              ========   ========

Net income per share          $   0.35   $   0.35          -   $   0.68   $   0.64       +  6%
                              ========   ========              ========   ========

Dividends per share           $   0.04   $   0.04          -   $   0.08   $   0.07 1/3   +  9%
                              ========   ========              ========   ========

Share and per share amounts for the period ended June 30, 1996 have been adjusted for a 3 for 2 stock split effected on August 28, 1996.

Amounts are unaudited.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                     June 30,     December 31,
                                                       1997           1996
                                                     --------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                           $ 19,139       $ 15,326
 Accounts receivable, net                              62,440         54,566
 Inventories:
  Materials and supplies                               11,221         11,845
  In process and finished                              54,186         53,467
  LIFO reserve                                         (1,904)        (2,992)
                                                     --------       --------
   Total inventory                                     63,503         62,320
 Prepaid expenses                                       4,043          3,109
 Current deferred tax assets                            5,200          5,176
                                                     --------       --------
   Total current assets                               154,325        140,497

Property, plant and equipment                         141,949        134,303
  Less accumulated depreciation                       (47,296)       (45,936)
                                                     --------       --------
   Total property, plant and equipment                 94,653         88,367

Investments and other assets                           10,824         11,023
Excess of cost over net assets of
 businesses acquired, net                              13,133         14,044
                                                     --------       --------
   Total assets                                      $272,935       $253,931
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                     $  3,210       $  2,004
 Accounts payable                                      21,299         20,976
 Accrued and deferred income taxes                     10,839         11,256
 Accrued liabilities and expenses                      24,387         22,065
                                                     --------       --------
   Total current liabilities                           59,735         56,301

Long-term debt                                          4,612          4,668
Deferred income taxes                                   3,127          3,165
Deferred items                                          5,778          4,471
Minority interests                                      2,584          2,407
                                                     --------       --------
Total liabilities                                      75,836         71,012

Stockholders' equity:
 Common stock                                             232            230
 Additional paid-in capital                            51,906         48,344
 Retained earnings                                    147,961        133,633
 Currency exchange effects                             (3,000)           712
                                                     --------       --------
   Total stockholders' equity                         197,099        182,919
                                                     --------       --------
   Total liabilities and stockholders' equity        $272,935       $253,931
                                                     ========       ========

Equity per share (unaudited)                            $8.50          $7.97

Amounts as of June 30, 1997 are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)



                                                     Six months ended
                                                          June 30
                                                    -------------------
                                                      1997       1996
                                                    --------   --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                         $ 16,176   $ 14,977
 Non-cash items:
  Depreciation and amortization                        5,976      5,076
  Gain on product line disposal                            -     (2,569)
  Other                                                 (166)       553
 Changes in assets and liabilities                    (4,295)     1,905
                                                    --------   --------
                                                      17,691     19,942
Investments:
 Capital expenditures                                (13,870)   (12,520)
 Proceeds from product line disposal                       -      2,569
 Acquisitions                                           (914)    (7,302)
 Advance to affiliate                                      -       (500)
                                                    --------   --------
                                                     (14,784)   (17,753)
Financing:
 Dividends paid                                       (1,838)    (1,520)
 Proceeds from exercise of stock options               2,434      1,250
 Short-term borrowings - net                           1,508          -
 Long-term loan repayments                              (461)      (694)
                                                    --------   --------
                                                       1,643       (964)

Effect of exchange rate changes on cash                 (737)    (1,156)
                                                    --------   --------
Increase in cash and cash equivalents                  3,813         69
Cash and cash equivalents at beginning of period      15,326     23,201
                                                    --------   --------
Cash and cash equivalents at end of period          $ 19,139   $ 23,270
                                                    ========   ========

Amounts are unaudited.

Notes To Financial Statements:
-----------------------------

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results for the entire year 1997.

Net income per share figures in the Consolidated Statement of Income are based on the weighted average number of shares and common stock equivalents outstanding as indicated for each period.

Certain amounts for the 1996 year period have been reclassified to conform to and be consistent with the 1997 presentation.

The Company has reviewed the status of its contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1996.

The financial data included herein have been reviewed by the Company's independent public accountants, Coopers & Lybrand L.L.P., and their report is attached.

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Any statements in this quarterly report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

Net sales in the second quarter of 1997 were $84.6 million, representing an increase of 9% over the second quarter of 1996. Sales of products other than fetal bovine serum (FBS) increased by $9.6 million, or 15%, when compared with the second quarter of 1996 and excluding the effect of changes due to different currency translation rates. Net sales in the second quarter of 1997 were $2.7 million, or 3.5%, lower than they would have been at the exchange rates in effect in the second quarter of 1996. FBS sales represented 13% of net sales in the second quarter of 1997 and 15% in the second quarter of 1996. Royalty income was $0.5 million in the second quarter of 1997 compared with $0.1 million in the second quarter of 1996.

Gross margins were 53.8% of net sales in the second quarter of 1997 compared with 52.5% in the second quarter of 1996. FBS gross margins improved as unit costs were lower in the second quarter of 1997 than in the comparable period in 1996.

Marketing and administrative expenses were 32.3% of net sales in the second quarter of 1997 and 32.6% in the second quarter of 1996. Research and development expenses were $5.5 million in the second quarter of 1997, representing a 15% increase over the $4.7 million reported in the second quarter of 1996.

Net income for the second quarter of 1997 was $8.3 million, or $0.35 per share, equaling the amounts reported in the second quarter of 1996 which included a $2.6 million, or $0.07 per share, one-time gain due to completion of the 1990 sale of a product line. Excluding the one-time gain from the comparison of second quarter results, net income and net income per share improved 25%.

SIX MONTHS RESULTS

Net sales for the first half of 1997 were $164.7 million, an increase of $10.7 million, or 7%, over the first half of 1996. Sales of products other than FBS in the first half of 1997 increased $17.0 million, or 13%, compared with the first half of 1996 and excluding the effect of changes due to different currency translation rates. The effect of changes in currency exchange rates reduced net sales in the first half of 1997 by $5.4 million, or 3.5%, when compared with the first half of 1996. FBS sales represented 13% of net sales in the first six months of 1997 compared with 15% of net sales in the comparable period of 1996. Royalty income was $0.8 million for the first six months of 1997 compared with $0.1 million in last year's first half.

Gross margins were 54.4% in the first half of 1997 compared with 52.9% in the comparable 1996 period. FBS gross margins improved in the first half of 1997 as unit costs decreased at a faster rate than unit selling prices.

Net income for the first six months of 1997 was $16.2 million, or $0.68 per share, compared with $15.0 million, or $0.64 per share, in the comparable period last year. Net income increased 8% while net income per share improved 6% in the first half of 1997. Excluding the one-time gain from the comparison of results for the first six months of 1996 and 1997, net income and net income per share increased 21% and 19%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $17.7 million in cash during the first six months of 1997. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1997. Working capital increases, largely related to increased accounts receivable levels, were the principal use of cash from operations. Accounts receivable increases were directly related to increased sales levels.

The Company paid $13.9 million for capital expenditures in the first six months of 1997. The Company also paid $0.7 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc. and $0.2 million related to the 1994 acquisition of a distributor in Sweden.

Cash used for financing activities included $1.8 million for quarterly dividend payments in the first six months of 1997. The Company paid $0.5 million to reduce long-term loans to the minority interest shareholder. The Company's Japanese subsidiary borrowed $1.5 million from banks for working capital needs and to reduce notes receivable to its shareholders. The Company received $2.4 million from the exercise of stock options.

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

Item 3. Quantative And Qualitative Disclosures About Market Risks - N/A

                          PART II - OTHER INFORMATION
                          -------   -----------------

Item 1.   Legal Proceedings - Not applicable.
          -----------------
Item 2.   Changes in Securities - Not applicable.
          ---------------------
Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 15, 1997, where the following actions were taken:

(1) On April 15, 1997, Bruce H. Beatt, Rita R. Colwell and K. Grahame Walker were elected as directors in the class whose term will expire at the 2000 annual meeting of stockholders, pursuant to the following vote tabulation:

     Name           Votes For   Votes Withheld
     ----           ----------  --------------
     Beatt          20,166,945          66,345
     Colwell        20,219,562          13,728
     Walker         20,211,312          21,978

In addition, the following directors continue in office for terms expiring as indicated: Kathleen Burdett (1998), Betsy Z. Cohen (1998), J. Stark Thompson, Ph.D. (1998), Thomas H. Adams (1999), Frank E. Samuel, Jr. (1999), Iain C. Wylie
(1999).

(2) A proposal to adopt the Company's 1997 Long-Term Incentive Plan was approved with 18,297,654 shares voted in favor, 1,741,469 shares voted against, 194,167 shares abstaining and zero broker non-votes.

(3) The selection of Coopers & Lybrand L.L.P., as auditors of the Company for the year 1997, was ratified with 20,224,207 shares voted in favor, 1,610 shares voted against, 7,473 shares abstaining and zero broker non-votes.

Item 5.  Other Information - Effective April 15, 1997, elected as executive
         -----------------
         officers of the Company, were Belinda O. Patrick, V.P. of Quality Assurance and Regulatory Affairs, and Derek E. Woods, Vice President Research and Development.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)  Exhibits:
         10. 1997 Long-Term Incentive Plan previously filed in the Company's Registration Statement on Form S-8 No.333-28607, dated June 6, 1997, which is incorporated herein by reference.

         11.   Statement re computation of per share earnings.
         15.   Letter re unaudited interim financial statements.
         27.   Financial data schedule

    (b)  Reports on Form 8-K.
         There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                      LIFE TECHNOLOGIES, INC.


Date:  July 31, 1997                  By: /s/ Joseph C. Stokes, Jr.
                                      -------------------------------
                                      Joseph C. Stokes, Jr.
                                      Sr. Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Authorized Signatory)



                                      By: /s/ C. Eric Winzer
                                      -------------------------------
                                      C. Eric Winzer
                                      Controller
                                      (Principal Accounting
                                      Officer)

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of June 30, 1997 and the related consolidated statement of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the related condensed consolidated statement of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                       /s/ Coopers & Lybrand L.L.P.
                       COOPERS & LYBRAND L.L.P.



Rockville, Maryland
July 10, 1997

                                 EXHIBIT INDEX
                                 -------------



                                                                   Page
                                                                  ------
Exhibit 10      The Company's 1997 Long-Term Incentive Plan          -
                previously filed from the Company's Registration
                Statement on Form S-8 No. 333-28607, dated
                June 6, 1997, which is incorporated herein by
                reference

Exhibit 11      Statement re computation of per share earnings     12-14

Exhibit 15      Letter re unaudited interim financial statements   15-16

Exhibit 27      Financial data schedule                               17