Form 10-Q
period 1997-09-30
LIFE TECHNOLOGIES INC
filed 1997-10-28
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    -------
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended      September 30, 1997
                                    ------------------------

                                      OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from               to
                                    ---------------  ---------------

                                    Commission file number 0-14991
                                                           -------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                34-0431300
       ---------------------------------             -------------------
       (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)             Identification No.)

    9800 MEDICAL CENTER DRIVE, ROCKVILLE, MD               20850
    ----------------------------------------            ----------
    (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code: (301) 840-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at October 24, 1997
  --------------------------------------      -------------------------------
  Common Stock, par value $.01 per share           23,286,879 shares


-------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                                       Three months ended                       Nine months ended
                                                          September 30,                            September 30,
                                              -----------------------------------       -----------------------------------
                                                 1997        1996        Change           1997          1996        Change
-------------------------------               ---------    ---------    ---------       ---------    ---------    ---------
Revenues:
  Net sales                                   $  83,243    $  77,064        +  8%       $ 247,967    $ 231,124        +  7%
  Net royalties                                     430          425        +  1%           1,237          559        +121%
                                              ---------    ---------                    ---------    ---------
                                                 83,673       77,489        +  8%         249,204      231,683        +  8%
Operating expenses:
  Cost of sales                                  38,126       37,246        +  2%         113,311      109,768        +  3%
  Marketing and                                  27,551       24,833        + 11%          81,586       75,500        +  8%
    administrative
  Research and development                        5,567        4,797        + 16%          16,197       14,103        + 15%
  Gain on product line
    disposal                                          -            -           -                -       (2,569)          -
                                              ---------    ---------                    ---------    ---------
    Total operating expenses                     71,244       66,876        +  7%         211,094      196,802        +  7%
                                              ---------    ---------                    ---------    ---------
Operating income                                 12,429       10,613        + 17%          38,110       34,881        +  9%

Other income (expense):
  Investment income                                 126          174        - 28%             300          511        - 41%
  Interest expense                                  (16)          (5)       +220%             (48)         (89)       - 46%
                                              ---------    ---------                    ---------    ---------
Total other income                                  110          169        - 35%             252          422        - 40%
                                              ---------    ---------                    ---------    ---------
Income before income taxes                       12,539       10,782        + 16%          38,362       35,303        +  9%
Income taxes                                      4,514        3,882        + 16%          13,810       12,709        +  9%
                                              ---------    ---------                    ---------    ---------
Income before minority                            8,025        6,900        + 16%          24,552       22,594        +  9%
    interests
Minority interests                                 (152)        (269)       - 43%            (503)        (986)       - 49%
                                              ---------    ---------                    ---------    ---------
Net income                                    $   7,873    $   6,631        + 19%       $  24,049        1,608        + 11%
                                              =========    =========                    =========    =========
Average shares outstanding                       23,970       23,574        +  2%          23,882       23,445        +  2%
                                              =========    =========                    =========    =========
Net income per share                          $    0.33    $    0.28        + 18%       $    1.01    $    0.92        + 10%
                                              =========    =========                    =========    =========
Dividends per share                           $    0.05    $    0.04        + 25%       $    0.13    $  0.1133        + 15%
                                              =========    =========                    =========    =========

Amounts are unaudited.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                    September 30,   December 31,
                                                             1997           1996
-----------------------------------                      --------       --------
ASSETS
Current assets:
 Cash and cash equivalents                               $ 22,090       $ 15,326
 Accounts receivable, net                                  60,996         54,566
 Inventories:
  Materials and supplies                                   11,993         11,845
  In process and finished                                  56,561         53,467
  LIFO reserve                                             (1,708)        (2,992)
                                                         --------       --------
  Total inventory                                          66,846         62,320
 Prepaid expenses                                           3,974          3,109
 Current deferred tax assets                                5,180          5,176
                                                         --------       --------
  Total current assets                                    159,086        140,497

Property, plant and equipment                             147,662        134,303
  Less accumulated depreciation                           (49,103)       (45,936)
                                                         --------       --------
  Total property, plant and equipment                      98,559         88,367

Investments and other assets                               10,897         11,023
Excess of cost over net assets of
 businesses acquired, net                                  12,779         14,044
                                                         --------       --------
  Total assets                                           $281,321       $253,931
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                         $  2,449       $  2,004
 Accounts payable                                          22,898         20,976
 Income taxes                                              10,866         11,256
 Accrued liabilities and expenses                          25,658         22,065
                                                         --------       --------
  Total current liabilities                                61,871         56,301

Long-term debt                                              4,590          4,668
Deferred items                                              6,432          4,471
Deferred income taxes                                       3,101          3,165
Minority interests                                          2,781          2,407
                                                         --------       --------
  Total liabilities                                        78,775         71,012

Stockholders' equity:
 Common stock                                                 233            230
 Additional paid-in capital                                53,112         48,344
 Retained earnings                                        154,670        133,633
 Currency exchange effects                                 (5,469)           712
                                                         --------       --------
  Total stockholders' equity                              202,546        182,919
                                                         --------       --------
  Total liabilities and stockholders' equity             $281,321       $253,931
                                                         ========       ========

Equity per share                                            $8.70          $7.97


Amounts as of September 30, 1997 are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                         Nine months ended
                                                           September 30,
                                                        -------------------
                                                          1997       1996
---------------------------------------                 --------   --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                             $ 24,049   $ 21,608
 Non-cash items:
  Depreciation and amortization                            9,105      7,562
  Gain on product line disposal                                -     (2,569)
  Other                                                     (465)       483
 Changes in assets and liabilities                        (4,385)     7,318
                                                        --------   --------
                                                          28,304     34,402
Investments:
 Capital expenditures                                    (20,271)   (23,607)
 Proceeds from product line disposal                           -      2,569
 Acquisitions                                               (914)   (11,104)
 Advance to affiliate                                          -       (500)
                                                        --------   --------
                                                         (21,185)   (32,642)
Financing:
 Dividends paid                                           (2,765)    (2,435)
 Proceeds from exercise of stock options                   3,164      1,736
 Short-term borrowings (net)                                 928          -
 Long-term loan repayments                                  (483)      (920)
                                                        --------   --------
                                                             844     (1,619)

Effect of exchange rate changes on cash                   (1,199)    (1,060)
                                                        --------   --------
Increase in cash and cash equivalents                      6,764       (919)

Cash and cash equivalents at beginning of period          15,326     23,201
                                                        --------   --------
Cash and cash equivalents at end of period              $ 22,090   $ 22,282
                                                        ========   ========

Amounts are unaudited.


Notes To Financial Statements:
-----------------------------

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results for the entire year 1997.

Net income per share figures in the Consolidated Statement of Income are based on the weighted average number of shares and common stock equivalents outstanding as indicated for each period.

Certain amounts for 1996 year period have been reclassified to conform to and be consistent with the 1997 presentation.

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

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

The Company reported third quarter 1997 revenues of $83.7 million, an increase of 8% over the comparable quarter of 1996. Sales of products other than fetal bovine serum (FBS) increased by $9.2 million, or 14%, when compared with the third quarter of 1996 and excluding the effect of changes due to different currency translation rates. Net sales in the third quarter of 1997 were $3.6 million, or 4.7%, lower than they would have been at the exchange rates in effect in the third quarter of 1996. FBS net sales increased 5% on a currency comparable basis and represented 13% of net sales in the third quarter of 1997 compared with 14% of net sales in the third quarter of 1996.

Gross margins were 54.2% of net sales in the third quarter of 1997 compared with 51.7% in the third quarter of 1996. Marketing and administrative expenses were 33.1% of net sales in the third quarter of 1997 and 32.2% of net sales in the third quarter of 1996. A portion of the increase in marketing and administrative expenses expressed as a percentage of sales was related to the Company's legal action against Clontech Laboratories, Inc., in which the Company is seeking treble damages, injunctive relief and attorney's fees based on Clontech's use of LTI's patented H- reverse transcriptase technology. Research and development expenses were $5.6 million for the quarter ended September 30, 1997, representing a 16% increase when compared with the $4.8 million reported in the third quarter of 1996.

The Company reported net income per share of $0.33 in the third quarter of 1997, which constitutes an increase of 18% compared with net income per share of $0.28 in the third quarter of 1996.

NINE MONTHS RESULTS

Net sales for the first nine months of 1997 were $248.0 million, an increase of $16.8 million, or 7%, over the comparable period of 1996. Sales of products other than FBS increased $26.2 million, or 13%, in the first nine months of 1997 compared with the same period in 1996 and excluding the effect of changes due to different currency translation rates. The effect of changes in currency exchange rates reduced net sales for the nine months ended September 30, 1997 by $9.1 million, or 3.9%, when compared with the comparable period of 1996. FBS sales decreased 1% on a currency comparable basis and represented 13% of net sales in the first nine months of 1997 compared with 14% of net sales in the comparable period of 1996. Royalty income was $1.2 million for the first nine months of 1997 compared with $0.6 million in last year's first nine months.

Gross margins were 54.3% in the nine months ended September 30, 1997 compared with 52.5% in the comparable 1996 period. FBS gross margins improved in the first nine months of 1997 as unit costs were lower and unit selling prices were higher compared with the first nine months of 1996.

Excluding a one-time gain related to the disposition of a product line in 1996 from the comparison of results for the first nine months of 1996 and 1997, net income and net income per share increased 20% and 19%, respectively. Net income for the first nine months of 1997 was $24.0 million, or $1.01 per share, compared with $21.6 million, or $0.92 per share, in the comparable period last year. Net income increased 11% while net income per share improved 10% in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $28.3 million in cash during the first nine months of 1997. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1997. Working capital increases, largely related to increased accounts receivable levels, were the principal use of cash from operations. Accounts receivable increases were principally related to increased sales levels.

The Company paid $20.3 million for capital expenditures in the first nine months of 1997. The Company also paid $0.7 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc. and $0.2 million related to the 1994 acquisition of a distributor in Sweden.

Cash used for financing activities included $2.8 million for quarterly dividend payments in the first nine months of 1997. The Company paid $0.5 million to reduce long-term loans to the minority interest shareholder of its Japanese subsidiary. The Company's Japanese subsidiary borrowed $0.9 million from banks for working capital needs and to reduce notes receivable to its shareholders. The Company received $3.2 million from the exercise of stock options.

Capital expenditures in 1997 are expected to range from $25-35 million. The Company expects to spend approximately $20 million in 1997 to complete its new corporate R&D and administrative office complex in Maryland. The balance of expected 1997 capital spending is anticipated to be for new and replacement machinery, equipment and management information systems. The Company believes it will be able to generate sufficient cash from its operations and its existing credit line from The Dexter Corporation, an affiliate of the Company, to meet its anticipated working capital and capital expenditure requirements in 1997.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for years ending after December 15, 1997. The impact of this statement on net income per share amounts is not material for the periods presented.

Item 3. Quantitative And Qualitative Disclosures About Market Risks - Not applicable.

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

          27.   Financial data schedule

    (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     LIFE TECHNOLOGIES, INC.



Date:  October 28, 1997              By:/s/ Joseph C. Stokes, Jr.
                                     -----------------------------
                                     Joseph C. Stokes, Jr.
                                     Senior Vice President
                                       and Chief Financial Officer
                                     (Principal Financial Officer
                                     and Authorized Signatory)





                                     By:/s/ C. Eric Winzer
                                     -----------------------------
                                     C. Eric Winzer
                                     Controller
                                     (Principal Accounting Officer)

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of September 30, 1997 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                          /s/ Coopers & Lybrand L.L.P.
                          COOPERS & LYBRAND L.L.P.



McLean, Virginia
October 10, 1997

                    EXHIBIT INDEX
                    -------------


                                                                   Page
                                                                   -----


Exhibit 11    Statement re computation of per share earnings       12-14

Exhibit 15    Letter re unaudited interim financial statements     15-16

Exhibit 27    Financial data schedule                              17