Form 10-K405
period 1997-12-31
LIFE TECHNOLOGIES INC
filed 1998-02-27
CIK 727737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
       For the fiscal year ended    December 31, 1997
                                -----------------------
                                      OR

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

                       --------------------------------

      Registrant's telephone number, including area code: (301) 610-8000
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1998 was $353,741,283.

The number of shares of Common Stock outstanding as of February 20, 1998 was 23,476,546.

                      Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 14, 1998 are incorporated by reference in
Part III of this Report.

As used herein, the terms "LTI" and the "Company" shall mean Life Technologies, Inc. and its subsidiaries unless the context otherwise indicates and the term "Proxy Statement" shall mean the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 14, 1998.


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

  o  PRODUCTS FOR COMMERCIAL PROCESSES USING GENETICALLY ENGINEERED CELLS

     The Company is a leading supplier of sera, cell culture media and reagents used for the commercial production of pharmaceuticals and other materials made by genetically engineered cells. This use of the Company's products is also referred to as "industrial bioprocessing".

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

Molecular biology involves the study of the genetic information systems of living organisms. The genetic material of living organisms consists of long, double-stranded molecules of DNA (deoxyribonucleic acid). DNA contains the information required for the production of proteins by means of RNA (ribonucleic acid), a single-stranded molecule similar in structure to DNA. Proteins have many different functional properties and include antibodies, certain hormones and enzymes. Many researchers study the various steps of gene expression from DNA to RNA to protein products, and the impact of these proteins on cellular function. Other researchers are interested in manipulating the DNA-RNA system in order to modify its functioning. Through techniques that are commonly termed "genetic engineering" or "gene-splicing," a researcher can modify an organism's naturally occurring DNA to produce a desired protein not usually produced by the organism, or to produce a naturally produced protein at an increased rate.

The Company also serves industries which apply genetic engineering to the commercial production of otherwise rare or difficult to obtain substances with potential for significant utility. For example, in the biotechnology industry, these substances include interferons, interleukins, t-PA and monoclonal antibodies. The manufacturers of these materials require larger quantities of the same sera and other cell growth media that are also purchased in smaller quantities as research tools. Some of these new substances are manufactured in full scale production facilities, while others are being manufactured on a pre-production basis. Other industries involved in the commercial production of genetically engineered products include the pharmaceutical, food processing and agricultural industries. The Company is expanding its activities into related new markets for its products. These include genetic and identity testing, cell therapy and tissue engineering involving cell culture media and plant biotechnology applications.

                                 PRODUCTS
                                 --------

The Company is a major supplier of cell culture products used to maintain living cells for study in the laboratory and for the commercial production of pharmaceuticals and other materials made by genetically engineered cells. The Company's cell culture products consist of bovine serum, liquid and dry-powdered culture media, balanced salt solutions, other animal sera and plant tissue culture media. The Company also produces and markets a line of products to assist the researcher in analyzing cellular functions in mammals and other multicell organisms, including the growth and differentiation of cells and their immunological response. Sales of fetal bovine serum ("FBS"), a major product of the Company, accounted for 13% of the Company's net sales in 1997, 14% in 1996, and 16% in 1995.

The Company is a major supplier of products used as research tools by molecular biologists, including restriction enzymes, DNA and RNA modifying enzymes, specialty reagents, research apparatus, nucleic acids, molecular biology systems and custom primers.

                 GEOGRAPHIC AND INDUSTRY FINANCIAL INFORMATION
                 ---------------------------------------------

Information regarding geographic financial information is contained in the Financial Note entitled "Geographic Data" on page F-21 of this 1997 Annual Report on Form 10-K. The Company is engaged in one line of business.

                              SALES AND MARKETING
                              -------------------

At December 31, 1997, the Company had approximately 149 employees worldwide who were employed in direct field sales. Most of the Company's products are sold throughout the world by its own sales employees, and the remaining products are sold through agents or distributors.

                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that a strong research and product development effort is important to its future growth. The Company's investment in research and development was $21.3 million in 1997, $19.1 million in 1996 and $15.9 million in 1995. R&D expenses in 1997, 1996 and 1995 were primarily directed toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

The Company conducts most of its research and development activities at its own facilities using its own personnel. At December 31, 1997, the Company had approximately 145 employees principally engaged in research and development. The Company's scientific staff is augmented by advisory relationships with a number of scientists.

The Company's research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing its market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

                                  COMPETITION
                                  -----------

Only one company is known to compete with the Company in all its major product lines, but in each product line competition is offered by a number of companies, including companies substantially larger and with greater financial resources than LTI. In the Company's view, competitive position in its markets is determined by product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. The Company believes its customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all its customers in aggregate, the Company believes it is well positioned to compete in each category.

                             PATENTS AND LICENSES
                             --------------------

The Company has a number of U.S and foreign patents and has numerous pending patent applications. In addition to its patent portfolio, the Company also owns other intellectual property, and on a case by case basis, the Company grants licenses to others to use such intellectual property. The Company does not believe that license revenue is material to its business as a whole. In addition, it is the Company's policy to obtain nondisclosure and confidentiality agreements from all its employees believed to have access to proprietary information.

The Company has obtained rights to products and technologies under a number of license agreements with universities and others. In 1997, approximately 21% of the Company's net sales were related to products which were licensed from others or which incorporated technologies licensed from others. The Company intends to continue its current strategy of seeking licenses to technologies and products from sources around the world.

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

                                   SUPPLIERS
                                   ---------

The Company buys materials for its products from many suppliers, including certain affiliated joint ventures, and is not dependent on any one supplier or group of suppliers. Raw materials, other than FBS, purchased from others are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of the Company's major products, its price is unstable, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. The Company acquires raw FBS products from various suppliers, including affiliated joint ventures. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to the Company.

The Company believes it maintains a quantity of FBS inventory adequate to insure reasonable customer service levels while guarding against normal volatility in the supply of FBS available to the Company. FBS inventory quantities can fluctuate significantly as the Company balances varying customer demand for FBS against fluctuating supplies of FBS available to the Company. The Company believes it will be able to continue to acquire FBS in quantities sufficient to meet its customers' current requirements.

                             GOVERNMENT REGULATION
                             ---------------------

Certain of the Company's cell culture products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, the Company's manufacturing facilities for the production of in vitro diagnostic cell culture products are subject to periodic inspection by the U.S. Food and Drug Administration ("FDA") and other product-oriented federal agencies and various state and local authorities in the U.S. Such facilities are believed to be in compliance with the requirements of the FDA's current Good Manufacturing Practices, other federal, state and local regulations and other quality standards such as ISO 9000.

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

In addition to the foregoing, the Company is subject to other federal, state and local laws and ordinances applicable to its business, including the Occupational Safety and Health Act, the Clean Water Act, the Toxic Substances Control Act, the Clean Air Act, various statutes and regulations applicable to the use of radioactive material, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries. In particular, the Company is subject to European regulations regarding importation of animal-derived products such as FBS.

                                   EMPLOYEES
                                   ---------

At December 31, 1997, the Company had approximately 1,586 full-time and 54 part-time employees, approximately 622 of whom were employed outside the United States. No employees are covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

ITEM 2.     PROPERTIES
-------     ----------

The Company owns or leases property at the following principal locations, each of which contains manufacturing, storage, laboratory or office facilities:

Rockville, Maryland  (Owned and leased)
Gaithersburg, Maryland  (Owned and leased)
Frederick, Maryland  (Owned and leased)
Glasgow area, principally Inchinnan, Scotland  (Owned and leased)
Grand Island, New York  (Owned)
Auckland, New Zealand (Owned and leased)

The Company owns or leases certain other properties throughout the world in addition to the principal properties listed. The terms of the leases for properties to which the Company is a party range in expiration dates from 1998 to 2019, and some are renewable.

Many of the Company's plants have been constructed, renovated, or expanded one or more times during the past ten years. The Company is currently using substantially all of its space with some space available for expansion. The Company considers the facilities to be in a condition suitable for their current uses. Because of expected growth in the business and due to the increasing requirements of customers or regulatory agencies, the Company may need to acquire additional space or upgrade and enhance existing space during the next five years.

Over the past several years, the Company has undertaken a facilities upgrade and improvement program. The initial focus of this program was the Company's manufacturing facilities in the U.S., Scotland and New Zealand. The second phase of the facilities modernization program focused on the Company's research and development facilities, including the new corporate R&D facility in Rockville, Maryland. The current phase of the facilities modernization program, now largely completed, includes the Company's corporate administrative facility adjoining the R&D facility in Rockville, Maryland. The Company currently believes it may spend $50-55 million for property, plant and equipment from 1998 through 2000 for expansion and normal equipment upgrade and replacement.

Additional information regarding the Company's properties is contained in the Financial Notes entitled "Property, Plant and Equipment" and "Leases" on page F-10 of this 1997 Annual Report on Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The Board of Directors elects all executive officers of the Company. Each executive officer holds his or her office until the earlier of his or her death, resignation, removal from office or the election or appointment of his or her successor. No family relationships exist among any of the Company's executive officers, directors or persons nominated to serve as such. The positions held and period during which the executive officers have served in those positions are set forth below:

J. STARK THOMPSON, PH.D. (age: 56; years of service: 9) was elected President and Chief Executive Officer of the Company in August 1988 and became a director of the Company in September 1988. Prior to joining the Company, he had been with E.I. DuPont de Nemours & Company ("DuPont") for 21 years.

THOMAS M. COUTTS (age: 53; years of service: 28) was elected Senior Vice President and General Manager, European Division, effective March 1, 1989. Prior thereto, he had been Vice President of Life Technologies, Europe.

JOHN V. COOPER (age 46; years of service: 6) was elected Vice President and General Manager, America's Research Products Division, effective April 13, 1993. Prior thereto, he held several managerial positions with the Company since joining the Company in 1992. Prior to joining the Company, he had been a Worldwide Business Manager in Printed Circuit Materials for DuPont.

BRIAN D. GRAVES (age: 56; years of service: 16) was elected Vice President and General Manager, U.S. Industrial Bioproducts Division, effective July 1, 1990. Prior thereto, he had been Vice President of Sales and Marketing, U.S. Research Products Division, for the Company.

TIMOTHY E. PIERCE, PH.D. (age: 56; years of service: 7) was elected Vice President and General Manager, Asia Pacific Division, effective September 18, 1990.

JOSEPH C. STOKES, JR. (age: 50; years of service: 9) was elected Senior Vice President and Chief Financial Officer, effective July 16, 1996. Prior thereto, he held the position of Vice President, Finance, Secretary and Treasurer, effective March 1, 1989.

ROSEMARY J. VERSTEEGEN, PH.D. (age: 49; years of service: 16) was elected a Vice President of the Company on April 16, 1991. Prior thereto, she held several managerial positions with the Company since joining the Company in 1982.

DEREK E. WOODS, PH.D. (age: 47; years of service: 2) was elected Vice President, Research and Development on April 15, 1997, and prior thereto had served in that position as an appointed officer since joining the Company in 1996. Prior thereto, he worked for Johnson & Johnson in various research and business development positions.

                                 PART II
                                 -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

The Company's Common Stock is quoted on The National Association of Securities Dealers Automated Quotation System National Market under the symbol: LTEK. The high and low sales prices for the Company's Common Stock for each quarter of 1996 and 1997 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-20 of this 1997 Annual Report on Form 10-K.

The number of stockholders of record of the Company's Common Stock at February 20, 1998 was 553. At February 20, 1998, The Dexter Corporation owned approximately 52% of the outstanding Common Stock of the Company.

The Company's Board of Directors has declared regular quarterly cash dividends in each fiscal quarter since the second quarter of 1991. For the previous three years, cash dividends declared were: $0.03-1/3 per share in each quarter of 1995 and the first quarter of 1996, $0.04 per share for the remaining three fiscal quarters of 1996 and the first two quarters of 1997, and $0.05 per share for the last two quarters of 1997. The Company's Board of Directors expects to consider the declaration and payment of quarterly dividends based on future operating results.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

This information has been derived from, and should be read in conjunction with, the related consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 1997 Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                            -----------------------
                 (amounts in thousands, except per share data)

                                     1997       1996       1995       1994       1993
                                   --------   --------   --------   --------   --------
FOR THE YEAR
  Revenues                         $332,808   $310,339   $272,299   $235,262   $205,616
  Research and development
    expenses                         21,281     19,084     15,871     15,000     14,463
  Gain on product line disposal           -      2,569          -          -          -
  Operating income                   50,934     46,101     34,152     28,040     25,494
  Net income                         32,235     28,700     22,277     18,207     16,560
  Capital expenditures             $ 23,386   $ 42,151   $ 11,159   $ 12,123   $  7,230
  Return on average
    stockholders' equity               16.5%      17.0%      15.7%      15.2%      16.0%
  Average shares outstanding:
    Basic                            23,171     22,881     22,601     22,457     22,412
    Diluted                          23,945     23,504     22,929     22,607     22,636
                                   --------   --------   --------   --------   --------
AT DECEMBER 31
  Cash and cash equivalents        $ 19,076   $ 15,326   $ 23,201   $ 13,246   $  7,927
  Working capital                   100,927     84,196     96,761     71,255     60,228
  Total assets                      280,274    253,931    208,744    171,747    145,790
  Long-term debt                      4,564      4,668      1,451          -          -
  Stockholders' equity              208,724    182,919    153,925    130,129    110,000
    Per share                      $   8.94   $   7.97   $   6.76   $   5.79   $   4.90
  Shares outstanding                 23,351     22,951     22,773     22,471     22,426
                                   --------   --------   --------   --------   --------
PER SHARE
  Net income:
    Basic                          $   1.39   $   1.25   $    .99   $    .81   $    .74
    Diluted                            1.35       1.22        .97        .81        .73
  Cash dividends declared               .18    .15 1/3    .13 1/3    .13 1/3    .13 1/3
  Market price:
    High                             35 7/8     26 1/2     18 1/3     13 1/2     17 1/3
    Low                              24 1/4     15 1/3     11 2/3     10         10 1/2
    Close                            33 1/4     25         18 1/6     13         12 1/3
                                   --------   --------   --------   --------   --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this 1997 Annual Report on Form 10-K. See in particular the sections entitled "Business Outlook" and "1998 Cash Flows".

The information in this Item 7 should be read in conjunction with the related consolidated financial statements and notes thereto contained elsewhere in this 1997 Annual Report on Form 10-K.

GENERAL

The Company develops, manufactures, and sells cell and molecular biology products and cell culture products under the GIBCO BRL brand name. Cell and molecular biology products are used by scientists to identify, isolate, and manipulate the metabolic processes and genetic material of living organisms. Cell culture products include cell and tissue culture media, reagents, fetal bovine serum ("FBS"), a major product of the Company, other animal sera, growth and attachment factors, and plasticware. These products are used by scientists to grow cells under laboratory conditions and are also used for the commercial manufacture of pharmaceuticals and other life sciences products.

RESULTS OF OPERATIONS

REVENUES

The major product line components of net sales for 1997, 1996 and 1995 compare as follows:

      (amounts in thousands)    1997      1996      1995
                              --------  --------  --------
Cell and molecular biology    $158,340  $141,189  $118,090
Cell culture                   172,627   168,266   154,142
                              --------  --------  --------
Net sales                     $330,967  $309,455  $272,232
                              ========  ========  ========

Net sales for 1997 were $331.0 million, an increase of $21.5 million, or 7%, over 1996. Sales of products other than FBS increased $35.5 million, or 13%, when comparing 1997 net sales with 1996 and excluding the effect of changes due to different currency translation rates. FBS sales were $1.3 million lower in 1997 than in 1996 on a comparable currency basis. Lower unit sales of FBS decreased 1997 net sales by $1.8 million while higher unit selling prices increased net sales by $0.5 million when compared with 1996. The effect of changes in currency exchange rates reduced 1997 net sales by $12.7 million, or 4%, when compared with 1996.

Net sales for 1996 were $309.5 million, an increase of $37.2 million, or 14%, over 1995. Sales of products other than FBS increased $38.9 million, or 17%, when comparing 1996 net sales with 1995 and excluding the effect of changes due to different currency translation rates. FBS sales were $1.5 million higher in 1996 than in 1995 on a comparable currency basis. Higher unit sales of FBS increased 1996 net sales by $3.2 million while lower unit selling prices decreased net sales by $1.7 million when compared with 1995. The impact of consolidating the results of the Company's Japanese subsidiary, effective September 1, 1995, represented approximately 3% of the 14% increase in net sales for 1996. The effect of changes in currency exchange rates decreased 1996 net sales by $3.2 million, or 1%, when compared with 1995.

FBS represented 13% of net sales in 1997, 14% of net sales in 1996 and 16% of net sales in 1995.

Royalty income was $1.8 million, $0.9 million and $0.1 million in 1997, 1996 and 1995, respectively. Royalty income relates principally to the Company's patented technology to improve the accuracy of amplification based assays. The Company generally grants a license to this technology for an up-front fee and future royalties on sales of products which incorporate the licensed technology. Royalty income based on licensee sales of products incorporating technology licensed from the Company was $1.6 million in 1997, $0.4 million in 1996 and none in 1995.

COST OF SALES - GROSS MARGIN

Gross margins were 53.9% of net sales in 1997 compared with 52.5% of net sales in 1996. FBS gross margins improved in 1997 when compared with 1996, principally due to lower unit costs in 1997. The Company reduced its LIFO reserves in the amount of $1.4 million during 1997, largely as a result of lower unit costs for FBS. Gross margins also benefited from a favorable change in the mix of sales, production efficiencies and lower scrap costs.

Gross margins were 52.5% of net sales in 1996 compared with 50.1% of net sales in 1995. Gross margins improved in 1996 as FBS gross margins increased and the Company realized higher gross margins in Japan. FBS gross margins improved as FBS unit costs decreased at a faster rate than FBS unit selling prices when comparing 1996 with 1995. Reported gross margins for Japanese sales were higher in 1996 principally as a result of consolidating the results of the Company's Japanese subsidiary upon acquisition of a controlling interest in that subsidiary in September 1995. The Company reduced its LIFO reserves in the amount of $3.3 million during 1996, largely as a result of lower unit costs for FBS.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were 32.6% of net sales in both 1997 and 1996, and 32.0% of net sales in 1995. The increase in marketing and administrative expenses, expressed as a percentage of sales, over the period from 1995 through 1997 is primarily attributable to costs related to implementing the Company's new management information system, to acquiring and protecting intellectual property rights, and to the consolidation of the financial results of the Company's Japanese subsidiary beginning September 1995.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

Research and development expenses were $21.3 million in 1997, $19.1 million in 1996 and $15.9 million in 1995. R&D expenses in 1997, 1996 and 1995 were directed primarily toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

Research and development expenses represented 6.4%, 6.2%, and 5.8% of net sales in 1997, 1996 and 1995, respectively.

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

OPERATING INCOME

Operating income for 1997 was $50.9 million, an increase of 10% compared with 1996. The increase in operating income was 17% when comparing 1997 results with 1996 operating income and excluding the one-time gain on the product line disposal from 1996 results. The percentage increase in adjusted operating income was greater than the percentage increase in net sales principally due to the improvement in gross margins. Changes in currency exchange rates used to translate non-U.S. earnings to U.S. dollars decreased operating income in 1997 by $1.1 million when compared with 1996.

Operating income for 1996 was $46.1 million, an increase of $11.9 million, or 35%, compared with 1995. The gain on a product line disposal represented 8% of the 35% increase in operating income. Adjusting for this gain, operating income increased 27% compared with a 14% increase in net sales when comparing 1996 with 1995. The percentage increase in operating income was greater than the percentage increase in net sales principally due to the improvement in gross margins. Changes in currency exchange rates used to translate non-U.S. earnings to U.S. dollars decreased operating income in 1996 by $0.7 million when compared with 1995.

OTHER INCOME AND EXPENSES

Investment income was $0.5 million in 1997, $0.7 million in 1996, and $0.9 million in 1995. Investment income in 1996 and 1995 included $0.1 million and $0.2 million, respectively, related to an interest bearing note received upon the disposition of the Company's molecular diagnostics product line in late 1990.

INCOME TAXES

Income taxes were 36.0% of pre-tax income in both 1997 and 1996, compared with 34.8% in 1995.

MINORITY INTERESTS

Income attributed to minority interest investors was $0.6 million in 1997, $1.2 million in 1996, and $0.5 million in 1995. The decrease in 1997 compared with 1996 is due to lower minority ownership in the Company's Japanese subsidiary in 1997, as well as lower earnings in 1997 at entities less than 100% owned by the Company. The increase in 1996 compared with 1995 is related to higher earnings in 1996 at entities less than 100% owned by the Company and a full year of minority interest adjustments in 1996 compared with four months of adjustments in 1995 for the Company's Japanese subsidiary which was consolidated in the Company's financial statements effective September 1, 1995.

NET INCOME

Net income was $32.2 million in 1997, $28.7 million in 1996, and $22.3 million in 1995. Excluding the one-time gain on the product line disposal from 1996 results, net income has increased 19%, 21%, and 22% in 1997, 1996, and 1995, respectively.

EARNINGS PER SHARE

The Company has reported its per share earnings in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). This new accounting standard applies to all companies with publicly traded common stock or potential common stock and was effective for reporting periods ending after December 15, 1997. SFAS No. 128 requires the Company to make a dual presentation of basic and diluted earnings per share on the income statement. Basic earnings per share is based on shares of common stock actually outstanding and is compatible with the reporting standards of most other countries. Diluted earnings per share gives effect to all dilutive potential common shares outstanding and is consistent with the Company's former presentation of primary earnings per share under APB Opinion No. 15, the reporting standard for earnings per share prior to SFAS No. 128. SFAS No. 128 does not address which earnings per share presentation should be discussed in reviews of financial results. The Company has elected to discuss diluted earnings per share in this initial period of adoption for SFAS No. 128. The Company will monitor industry practice in this area and will likely focus in the future on the presentation that becomes the industry standard.

Diluted earnings per share were $1.35 in 1997, which constituted an increase of 11% when compared with diluted earnings per share of $1.22 in 1996. Excluding the one-time gain reported in 1996 related to the disposition of a product line, diluted earnings per share increased 17%.

Diluted earnings per share were $1.22 in 1996, and represented a 26% increase when compared with diluted earnings per share of $0.97 in 1995. Excluding the one-time gain reported in 1996 related to the disposition of a product line, diluted earnings per share increased 19%.

BUSINESS OUTLOOK

The Company expects to concentrate on its core cell and molecular biology and cell culture product lines and related service offerings in 1998. Future trends in the Company's markets may be affected by government funding for life sciences research, the number of new products developed and introduced by the Company's customers, and changes in technology and scientific discoveries.

Changes in currency exchange rates, economic and currency instability, especially in Asia, the supply and price of FBS, and the availability of well-trained employees throughout the world are factors that could have a significant effect on the Company in 1998. The current strength of the U.S. dollar and Pound Sterling against other currencies, especially European and Japanese currencies, could have a negative effect on the Company's results.

Volatility in the FBS market will continue to significantly affect the Company's results. The market volatility of FBS and the increasing demand for alternative media provide strong incentive to develop products and technologies which are not dependent on animal sera raw materials. To date, serum-free media has only been developed for specific, relatively narrow purposes. If a more broadly applicable alternative to animal derived products were developed, it could have a significant effect on the Company's results, which could be positive or negative, depending on what rights were held by the Company in the alternative products.

Heightened worldwide safety and environmental concerns are likely to lead to increased regulation in these areas. The Company is committed to promoting the safety and health of its employees and the environment and will remain pro-active in complying with federal, state and local regulations.

The Company is in the process of replacing its core financial, order entry/distribution, and manufacturing systems at its major locations worldwide. The Company has been advised by the software vendor that the release/version of the software being implemented by the Company is Year 2000 compliant. The Company is also conducting a review of other internal and external systems which may require modification or upgrade to be made Year 2000 compliant. The Company is in the process of working with its customers and suppliers to identify, modify or upgrade its existing systems which are not currently Year 2000 compliant. The Company believes that the cost of completing the modifications necessary to become Year 2000 compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

1997 CASH FLOWS

The Company generated $31.6 million in cash from operations during 1997. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1997. The components of working capital increased at a rate generally commensurate with the increase in net sales and, in the aggregate, required $14.1 million in cash during 1997.

The Company paid $27.3 million in cash for capital expenditures in 1997. Capital spending in 1997 included $11.4 million for the Company's new corporate R&D center in Maryland, $7.2 million for the adjoining corporate administration building, and $3.0 million for other facilities expansion and modernization programs. The balance of 1997 capital spending was for new and replacement machinery and equipment and management information systems related to the Company's ongoing business operations. The Company paid $0.7 million in deferred purchase payments related to the 1996 acquisition of Custom Primers, Inc., a California-based producer of oligonucleotides and $0.2 million in deferred purchase payments related to the 1994 acquisition of a distributor in Sweden.

Financing activities provided $1.3 million in cash to the Company during 1997. The Company received $4.1 million in cash during 1997 related to the exercise of stock options. An additional $1.9 million was provided from short-term borrowings. The Company used $3.9 million for its quarterly cash dividends and $0.7 million to reduce long-term debt in 1997.

1998 CASH FLOWS

Capital expenditures in 1998 are expected to range from $20-25 million. The Company is contemplating additional facility upgrades and expansions of $5-15 million with the balance of expected 1998 capital expenditures for new and replacement machinery, equipment and management information systems.

The Company is actively evaluating licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company may fund these transactions using cash from operations, debt, equity, or other sources.

The Board of Directors intends to consider the declaration and payment of quarterly dividends in the future based on the operating performance of the Company. In addition, the Board of Directors has recommended to the stockholders of the Company a proposal to authorize management to repurchase up to one million shares of the common stock of the Company over a 24 month period for cash, in the open market or in privately negotiated transactions.

The Company currently has an unused short-term revolving credit facility with The Dexter Corporation, an affiliate of the Company, in the amount of $8.0 million.

The Company believes it will be able to generate sufficient cash from its operations and its existing credit facility to meet all its anticipated cash requirements in 1998 apart from any significant business acquisition which may occur and which may be financed using cash from operations, debt, equity, or other sources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

The Financial Statements and Supplementary Data appear on pages F-1 through F-21 of this 1997 Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The information required by this item is contained under the captions "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement, which is incorporated herein by reference.

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

None.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a) (1)   Financial Statements:

          a.  Report of Independent Accountants

          b. Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995

          c.  Consolidated Balance Sheet as of December 31,
              1997 and 1996

          d. Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995

          e.  Consolidated Statement of Changes in
              Stockholders' Equity for the years ended
              December 31, 1997, 1996 and 1995

          f.  Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules:

          None.

          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's consolidated financial statements.

(a) (3)   Exhibits:

          Exhibit numbers 10(A),(B),(C),(D),(E),(F),(G),(H),(I),(J),(K),(L)
          (M),(N) and (O) are management contracts, compensatory plans or arrangements.

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

         10(D) Change-in-Control Agreement dated February 13, 1997, between the Registrant and Dr. J. Stark Thompson regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

         10(E) Change-in-Control Agreement dated February 13, 1997, between the Registrant and Joseph C. Stokes, Jr. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

         10(F) Change-in-Control Agreement dated February 13, 1997, between the Registrant and Thomas M. Coutts regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

         10(G) Change-in-Control Agreement dated February 13, 1997, between the Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

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

         10(J) 1995 Long-term Incentive Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-59741, dated June 1, 1995, which is incorporated herein by reference.

         10(K) Change-in-Control Agreement dated February 13, 1997, between the Registrant and John E. Leffler regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

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

         10(N) Form of Employment Agreement effective February 13, 1997, between the Registrant and certain executive officers of the Registrant regarding certain severance benefits in the event of termination of employment following a change in control, as defined in the agreement, previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

         10(O) 1997 Long-term Incentive Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 333-28607, dated June 6, 1997, which is incorporated herein by reference.

         21    Subsidiaries of the Registrant.

         23    Consent of Independent Accountants.

         27    Financial Data Schedule.

         Exhibits other than those incorporated herein by reference have been included in copies of this Form 10-K filed with the Securities and Exchange Commission. The Registrant agrees that it will furnish, without charge, a copy of any such exhibits to each stockholder of the Registrant upon the written request therefore to the Registrant.

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

Dated February 27, 1998         LIFE TECHNOLOGIES, INC.
                                (Registrant)


                                By /s/ Joseph C. Stokes, Jr.
                                ----------------------------------------
                                Joseph C. Stokes, Jr.
                                Senior Vice President and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Thomas H. Adams, Ph.D.      /s/ J. Stark Thompson, Ph.D.
--------------------------      ----------------------------
Thomas H. Adams, Ph.D.          J. Stark Thompson, Ph.D.
Director                        President and Chief Executive Officer
                                and Director
                                (Principal Executive Officer)


/s/ Bruce H. Beatt              /s/ K. Grahame Walker
------------------              ---------------------
Bruce H. Beatt                  K. Grahame Walker
Director                        Chairman of the Board of Directors


/s/ Kathleen Burdett            /s/ Iain C. Wylie
--------------------            -----------------
Kathleen Burdett                Iain C. Wylie
Director                        Director


/s/ Betsy Z. Cohen              /s/ Joseph C. Stokes, Jr.
------------------              -------------------------
Betsy Z. Cohen                  Joseph C. Stokes, Jr.
Director                        Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)


/s/ Rita R. Colwell, Ph.D.      /s/ C. Eric Winzer
--------------------------      ------------------
Rita R. Colwell, Ph.D.          C. Eric Winzer
Director                        Controller
                                (Principal Accounting Officer)

/s/ Frank E. Samuel, Jr.
------------------------
Frank E. Samuel
Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                  Financial Statements:                     Page

          Index to Financial Statements and Schedules       F-1

          Report of Independent Accountants                 F-2

          Consolidated Statement of Income for the
          years ended December 31, 1997, 1996 and 1995      F-3

          Consolidated Balance Sheet as of December 31,
          1997 and 1996                                     F-4

          Consolidated Statement of Cash Flows for the
          years ended December 31, 1997, 1996 and 1995      F-5

          Consolidated Statement of Changes in              F-6
          Stockholders' Equity for the years ended
          December 31, 1997, 1996 and 1995

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Life Technologies, Inc.


We have audited the consolidated financial statements of Life Technologies, Inc. and its subsidiaries listed in Item 14(a)(1) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Technologies, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                  /s/ Coopers & Lybrand L.L.P.
                                  ----------------------------
                                  Coopers & Lybrand L.L.P.


McLean, Virginia
January 23, 1998

                            Life Technologies, Inc.
                       Consolidated Statement of Income
                 (amounts in thousands, except per share data)



For the years ended December 31,       1997        1996       1995
                                     =========  ==========  =========
Revenues:
  Net sales                          $330,967    $309,455   $272,232
  Net royalties                         1,841         884         67
                                     --------    --------   --------
   Total revenues                     332,808     310,339    272,299
                                     --------    --------   --------
Expenses:
  Cost of sales                       152,547     146,926    135,213
  Marketing and administrative        108,046     100,797     87,063
  Research and development             21,281      19,084     15,871
  Gain on product line disposal             -      (2,569)         -
                                     --------    --------   --------
   Total expenses                     281,874     264,238    238,147
                                     --------    --------   --------
Operating income                       50,934      46,101     34,152
                                     --------    --------   --------
Other income (expense):
  Investment income                       474         708        867
  Interest expense                        (70)        (89)       (76)
                                     --------    --------   --------
Total other income                        404         619        791
                                     --------    --------   --------
Income before income taxes             51,338      46,720     34,943
Income taxes                           18,481      16,819     12,160
                                     --------    --------   --------
Income before minority interests       32,857      29,901     22,783
Minority interests                       (622)     (1,201)      (506)
                                     --------    --------   --------
Net income                           $ 32,235    $ 28,700   $ 22,277
                                     ========    ========   ========
Earnings per share:
   Basic                                $1.39       $1.25       $.99
   Diluted                              $1.35       $1.22       $.97
Average shares outstanding:
   Basic                               23,171      22,881     22,601
   Diluted                             23,945      23,504     22,929
Cash dividends declared per share        $.18    $.15 1/3   $.13 1/3
                                     ========    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                          Consolidated Balance Sheet
                   (amounts in thousands, except share data)



December 31,                                         1997       1996
                                                  =========  =========
ASSETS
Current assets:
  Cash and cash equivalents                       $ 19,076   $ 15,326
  Accounts receivable, net                          58,096     54,566
  Inventories:
    FIFO                                            69,696     65,312
    LIFO reserve                                    (1,633)    (2,992)
                                                  --------   --------
    Total inventory                                 68,063     62,320
  Prepaid expenses                                   4,485      3,109
  Current deferred tax assets                        5,738      5,176
                                                  --------   --------
    Total current assets                           155,458    140,497
Property, plant and equipment, net                 100,098     88,367
Other assets                                        12,353     11,023
Excess of cost over net assets of businesses
  acquired, net                                     12,365     14,044
                                                  --------   --------
    Total assets                                  $280,274   $253,931
                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $  2,976   $  2,004
  Accounts payable                                  21,420     20,976
  Accrued and deferred income taxes                  7,237     11,256
  Accrued liabilities and expenses                  22,898     22,065
                                                  --------   --------
    Total current liabilities                       54,531     56,301
Long-term debt                                       4,564      4,668
Pension liabilities                                  5,768      4,471
Deferred income taxes                                3,695      3,165
Minority interests                                   2,992      2,407
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, one million
    shares authorized; none issued
  Common stock, $.01 par value, 50 million
    shares authorized; issued and outstanding
    23,350,979 in 1997 and
    22,951,313 in 1996                                 234        230
  Additional paid-in capital                        54,503     48,344
  Retained earnings                                161,689    133,633
  Currency exchange effects                         (7,702)       712
                                                  --------   --------
    Total stockholders' equity                     208,724    182,919
                                                  --------   --------
    Total liabilities and stockholders' equity    $280,274   $253,931
                                                  ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                     Consolidated Statement of Cash Flows
                            (amounts in thousands)


For the years ended December 31,                1997       1996       1995
                                             =========  =========  =========
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                 $ 32,235   $ 28,700   $ 22,277
  Non-cash items:
    Depreciation                               10,126      8,293      7,136
    Amortization                                2,591      2,283        592
    Deferred income taxes                        (627)      (533)      (419)
    Gain on product line disposal                   -     (2,569)         -
    Minority interests in net income              622      1,201        506
  Changes in assets and liabilities
      net of acquisitions:
    Accounts receivable                        (7,232)    (6,898)    (5,892)
    Inventories                                (9,035)       140     (4,435)
    Prepaid expenses                           (1,591)       472     (1,355)
    Accounts payable                            3,286      3,448       (707)
    Accrued income taxes                       (1,783)    (1,764)     1,307
    Accrued liabilities and expenses            2,299      6,661      1,818
    Other                                         719        830        523
                                             --------   --------   --------
  Cash provided by operating activities        31,610     40,264     21,351
                                             --------   --------   --------
Investments:
  Capital expenditures                        (27,300)   (36,017)   (12,279)
  Acquisitions and joint ventures                (914)   (11,704)      (825)
  Proceeds from product line disposal               -      2,569          -
  Other                                          (127)       (30)       (28)
                                             --------   --------   --------
  Cash used in investing activities           (28,341)   (45,182)   (13,132)
                                             --------   --------   --------
Financing:
  Dividends paid                               (3,929)    (3,351)    (3,007)
  Proceeds from exercise of stock options       4,052      1,998      2,990
  Short-term borrowings, net                    1,896        319          -
  Long-term loan repayments                      (713)    (1,617)         -
                                             --------   --------   --------
  Cash provided by (used in)
    financing activities                        1,306     (2,651)       (17)
                                             --------   --------   --------
Effect of exchange rate changes on cash          (825)      (306)      (381)
                                             --------   --------   --------
Increase (decrease) in cash and
  cash equivalents                              3,750     (7,875)     7,821
Cash included from consolidation of a
  subsidiary which became majority owned
  in 1995                                           -          -      2,134
Cash and cash equivalents at beginning
  of year                                      15,326     23,201     13,246
                                             --------   --------   --------
Cash and cash equivalents at end of year     $ 19,076   $ 15,326   $ 23,201
                                             ========   ========   ========
Supplemental cash flow information:
  Cash paid during the year:
    Income tax, net of refunds               $ 20,081   $ 18,092   $ 11,354
  Non-cash financing activity:
    Capital lease                                   -   $  4,739          -
                                             ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (amounts in thousands)


                                   Additional    Currency
                                  Common Stock    Paid-in   Retained  Exchange
                                     Shares       Amount    Capital   Earnings  Effects    Total
                                  ------------   --------   --------  --------  -------   --------
Balances at
  December 31, 1994                     22,471    $   150    $42,561  $ 89,184  $(1,766)  $130,129
  Net income                            22,277     22,277
  Dividends-$.13-1/3 per share          (3,017)    (3,017)
  Shares issued under
    stock option plans                     302          2      2,988     2,990
  Tax benefit on stock
    option plans                           446        446
  Currency effects                       1,100      1,100
                                  ------------   --------   --------  --------  -------   --------
Balances at
  December 31, 1995                     22,773        152     45,995   108,444     (666)   153,925
  Net income                            28,700     28,700
  Dividends-$.15-1/3 per share          (3,511)    (3,511)
  Shares issued under
    stock option and stock
    grant plans                            178          2      1,996     1,998
  Tax benefit on stock
    option plans                           429        429
  Stock split                               76        (76)         -
  Currency effects                       1,378      1,378
                                  ------------   --------   --------  --------  -------   --------
Balances at
  December 31, 1996                     22,951        230     48,344   133,633      712    182,919
  Net income                            32,235     32,235
  Dividends-$.18 per share              (4,179)    (4,179)
  Shares issued under
    stock option and stock
    grant plans                            400          4      4,124     4,128
  Tax benefit on stock
    option plans                         2,035      2,035
  Currency effects                      (8,414)    (8,414)
                                  ------------   --------   --------  --------  -------   --------
Balances at
  December 31, 1997                     23,351    $   234    $54,503  $161,689  $(7,702)  $208,724
                                  ============     ======   ========  ========  =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 =============================================================================
BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Life Technologies, Inc. (the "Company" or "Life Technologies") and its majority owned or controlled subsidiaries. Intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements. Investments in affiliated companies (20% to 50% Life Technologies' ownership) are recorded in the consolidated financial statements using the equity method of accounting except in cases where the Company can effectively exercise control. In these cases, the accounts of the affiliate are included in the Company's consolidated financial statements. Certain amounts for prior years have been reclassified to conform to, and be consistent with, the 1997 presentation.

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

Sales of fetal bovine serum ("FBS") accounted for 13% of net sales in 1997, 14% in 1996 and 16% in 1995. Historically, the availability and price of FBS have been volatile and periodically have had a significant effect on the Company's results.

BUSINESS ACQUISITIONS

In January 1996, the Company paid $7.1 million to purchase 75% of the common stock of Custom Primers, Inc. ("CPI"), a California-based producer of oligonucleotides, increasing the Company's ownership to 100%. The Company had acquired 25% of CPI in several transactions prior to 1996 valued at $0.8 million. Based upon the net assets purchased in January 1996 and the total cash paid of $7.9 million, the Company recorded $7.4 million in excess of net assets acquired ("goodwill") in 1996. The January 1996 purchase agreement provides for additional earn-out contingencies based on the sales of oligonucleotides over the five year period following the date of the purchase agreement. For the years 1997 and 1996, the Company recorded additional earn-outs of $1.0 and $0.8 million, respectively. The original intangible is being amortized over five years and additional intangibles resulting from earn-outs are being amortized over the remaining term of the original amortization period.

In September 1996, the Company acquired an additional 29% ownership of its Japanese subsidiary, Life Technologies Oriental, K.K. ("LTOKK"), for $3.7 million. This additional purchase increased the Company's ownership from 51% to 80% and resulted in $1.8 million of additional goodwill. In September 1995, the Company increased its ownership of LTOKK from 50% to 51% at a cost of $150,000, which approximated book value. This additional ownership resulted in the consolidation of LTOKK's financial results as of September 1995. Prior to September 1995, the Company accounted for LTOKK using the equity method of accounting. Equity income reported for LTOKK was $0.5 million for the first eight months of 1995 and is included as an adjustment to cost of sales for that year. Sales for LTOKK, which were not included in the Company's financial statements prior to consolidation, were $22.2 million in the first eight months of 1995.

None of the businesses acquired during the period, individually or in the aggregate, constitute a significant subsidiary of the Company.

TECHNOLOGY AGREEMENTS

The Company has obtained rights to products and technologies under a number of licensing agreements or patents. Where the agreement requires the Company to pay royalties on sales of licensed products or technologies, the Company includes the royalty expense in cost of sales in the period of the sale. Where the Company acquires technologies from outside sources for incorporation into its own development efforts or products, the cost of the technology is capitalized and amortized over the legal or expected useful life when the technology is currently commercially applicable. Where considerable development effort is required to have acquired technologies become part of the Company's product lines, the cost of the acquired technologies is reported as research and development expense in the period the technology is acquired. Internal efforts to develop or patent technologies are expensed when incurred.

The Company also licenses technology it has developed to others. The Company recognizes revenue on these licenses when payment is reasonably certain. Revenues are reduced by related transaction expenses.

EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, Earnings Per Share. Basic earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net income as reported is available to common stockholders and is not adjusted for basic or diluted earnings per share. Dilutive securities consist entirely of options to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Earnings per share for all other periods presented have been restated to conform to SFAS No. 128.

The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

(amounts in thousands)                          1997    1996    1995
                                               ======  ======  ======
Weighted average shares outstanding-basic      23,171  22,881  22,601
Stock options                                     774     623     328
                                               ------  ------  ------
Weighted average shares outstanding-diluted    23,945  23,504  22,929
                                               ======  ======  ======

RELATED PARTY - DEXTER

At December 31, 1997, The Dexter Corporation ("Dexter") owned approximately 52% of the outstanding shares of the Company's common stock. Most transactions with Dexter are administrative in nature (e.g., insurance) and are not significant in amount. The Company has no significant product sales to Dexter or its affiliates. Three executives of Dexter served as directors of the Company in 1997. Two executives of Dexter served as directors of the Company in 1996 and 1995.

The Company can borrow up to $8.0 million under a revolving line of credit from Dexter to finance short-term working capital needs. There have been no amounts outstanding under this line of credit since prior to 1995.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, Reporting Comprehensive Income, requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid short-term investments readily convertible into cash. Cash equivalents consist primarily of time deposits and certificates of deposit with various financial institutions throughout the world. These investments are carried at cost, which approximates market, and mature within 90 days and, therefore, are subject to minimal risk.

ACCOUNTS RECEIVABLE

Accounts receivable are reduced by allowances of $1.6 million and $1.5 million at December 31, 1997 and 1996, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. Inventories valued at cost using the LIFO method were approximately 30% of total inventories at both December 31, 1997 and 1996. Inventories were as follows:


(amounts in thousands)      1997      1996
                          ========  ========
Materials and supplies    $12,082   $11,844
Work-in-process             9,906    10,241
Finished goods             47,708    43,227
                          -------   -------
Total FIFO value           69,696    65,312
LIFO reserve               (1,633)   (2,992)
                          -------   -------
Total inventory           $68,063   $62,320
                          =======   =======


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from 3 to 50 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $4.5 million in 1997, $3.4 million in 1996, and $2.7 million in 1995.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. The Company capitalized $0.3 million of interest cost in 1997, all of which interest related to the debt associated with a capital lease. No interest was capitalized in 1996 or 1995.

The cost and accumulated depreciation of property, plant and equipment were as follows:

(amounts in thousands)                    1997       1996
                                        =========  =========
Land and land improvements              $  6,184   $  3,360
Land under a capital lease                 4,739      4,739
Buildings and leasehold improvements      63,545     36,756
Machinery and equipment                   66,535     57,724
Construction-in-progress                  10,365     31,724
                                        --------   --------
Total cost                               151,368    134,303
Accumulated depreciation                 (51,270)   (45,936)
                                        --------   --------
Property, plant and equipment, net      $100,098   $ 88,367
                                        ========   ========

LEASES

The Company leases buildings, automobiles and equipment under operating lease arrangements. These leases contain various renewal options, purchase options and escalation clauses. The total rental expense of all operating leases was $6.3 million in 1997, $5.8 million in 1996, and $5.9 million in 1995. The Company has one capital lease which is for a parcel of land on which the Company is constructing a new corporate R&D center and other administrative offices, including the Company's headquarters.

The future minimum rental payments required under noncancellable leases as of December 31, 1997 were as follows:

(amounts in thousands)                                     Capital Lease   Operating Leases
                                                           ==============  ================
For the years ending
           1998                                                  $   440            $ 4,977
           1999                                                      440              3,183
           2000                                                      440              2,125
           2001                                                      440              1,063
           2002                                                      440                787
           2003 and thereafter                                     7,085              1,914
                                                                 -------            -------
Total minimum lease payments                                       9,285            $14,049
Less amount representing interest                                 (4,627)
                                                                 -------            -------
Present value of net minimum lease payments                      $ 4,658
                                                                 =======            =======

OTHER ASSETS

Significant components of other assets were as follows:


(amounts in thousands)                                             1997               1996
                                                                 =======            =======
Pension and retirement related                                   $ 4,683            $ 4,264
Software, net of amortization                                      3,594              3,315
Deferred tax assets                                                2,775              2,165
Other                                                              1,301              1,279
                                                                 -------            -------
Other assets                                                     $12,353            $11,023
                                                                 =======            =======

EXCESS ACQUISITION COSTS

The excess of costs over the net asset values of businesses acquired prior to 1992 are being amortized on a straight-line basis principally over 30 years.
The excess of costs over net asset values of businesses acquired since 1992 are being amortized on a straight-line basis over no more than 10 years. The Company assesses the recoverability of net cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating cash flows. The Company makes a specific provision against the asset when impairment is identified. The Company did not make an impairment charge in 1997, 1996 or 1995. Future acquisitions will be evaluated using this method and an appropriate useful life will be determined for amortization of the excess of costs over the net asset value of businesses acquired, if any.

Accumulated amortization at December 31, 1997 and 1996 amounted to $7.9 million and $5.5 million, respectively.

ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses were as follows:


(amounts in thousands)                           1997     1996
                                               =======  =======
Salaries, wages and benefits                   $ 9,928  $ 9,831
Royalties                                        3,179    2,570
Deferred purchase and construction payments      1,538    2,745
Other                                            8,253    6,919
                                               -------  -------
Accrued liabilities and expenses               $22,898  $22,065
                                               =======  =======

DEBT

The following is a summary of the outstanding debt at December 31, 1997 and 1996.

(amounts in thousands)                                      1997    1996
                                                          =======  =======
Short-term debt:
  Japanese Yen bank borrowings                             $2,882   $1,286
  Current portion of obligations under a capital lease         94       71
  Current portion of long-term notes                            -      647
                                                           ------   ------
Short-term debt                                            $2,976   $2,004
                                                           ======   ======
Long-term debt:
  Capital lease (7.5%)                                     $4,658   $4,739
  Long-term notes
     Note due 1997                                              -      647
                                                           ------   ------
                                                            4,658    5,386
                                                           ------   ------
Less: Current portion of long-term debt                        94      718
                                                           ------   ------
Long-term debt                                             $4,564   $4,668
                                                           ======   ======

Short-term debt consisted of notes payable to various banks denominated in Japanese Yen, the current portion of obligations under a capital lease and the current portion of long-term notes. The carrying value of short-term borrowings approximates fair value. The average interest rate on the Japanese Yen bank borrowings during the year were 1.56% in 1997 and 1.875% in 1996. Year-end weighted average interest rates were 1.85% in 1997 and 1.875% in 1996.

The Company currently has an unused short-term revolving credit facility with The Dexter Corporation, an affiliate of the Company, for $8.0 million.

The capital lease is for a parcel of land on which the Company has constructed a new corporate R&D center and is constructing an administrative office facility, including the Company's headquarters. Payments commenced effective February 1997, and are based on a 22 year amortization schedule. The agreement includes a 50 year renewal clause. The Company also has an option to purchase the land.

Long-term notes consists of Yen 75 million at December 31, 1996 in the form of promissory notes from the Company's majority owned Japanese subsidiary to the minority shareholder. The year-end interest rate was 3.2% in 1996. The final payment of this note was made in the fourth quarter of 1997. The weighted average interest rate was 3.2% in 1997 and 3.0% in 1996. The fair value of the Company's long-term debt is estimated by management to approximate the carrying value at December 31, 1997 and 1996.

INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

                                                                                              1997      1996      1995
                                                                                            ========  ========  ========
Statutory U.S. federal income tax rate                                                         35.0%     35.0%     35.0%
State income taxes                                                                              1.7       1.5       0.7
Non-U.S. tax rate differences                                                                   0.8       1.1       0.7
Repatriation of foreign earnings,
  net of related benefits                                                                      (0.7)     (3.3)        -
Non-deductible expenses                                                                         1.5       1.7       0.4
Other, including tax credits                                                                   (2.3)        -      (2.0)
                                                                                            -------   -------   -------
Effective income tax rate                                                                      36.0%     36.0%     34.8%
                                                                                            =======   =======   =======


The provision (benefit) for taxes on income for 1997, 1996 and 1995 is summarized below:

(amounts in thousands)                                                                         1997      1996      1995
                                                                                            =======   =======   =======
Current
  United States                                                                             $ 9,540   $ 7,348   $ 2,759
  International                                                                               8,569     8,788     9,396
  State                                                                                         999     1,216       424
                                                                                            -------   -------   -------
Total current                                                                                19,108    17,352    12,579
                                                                                            -------   -------   -------

Deferred
  United States                                                                                (497)     (838)     (532)
  International                                                                                 (46)      545       209
  State                                                                                         (84)     (240)      (96)
                                                                                            -------   -------   -------
Total deferred                                                                                 (627)     (533)     (419)
                                                                                            -------   -------   -------
Total provision for income taxes                                                            $18,481   $16,819   $12,160
                                                                                            =======   =======   =======

Deferred tax assets and liabilities were comprised of the following:

(amounts in thousands)                                                                                   1997      1996
                                                                                                      =======   =======
Deferred tax assets:
Intercompany profits                                                                                  $ 2,281   $ 2,164
   Retirement benefits                                                                                  2,211     1,691
   Expenses not currently deductible                                                                    2,075     1,546
Inventory reserves                                                                                      1,170     1,144
   Other                                                                                                  776       796
                                                                                                      -------   -------
Gross deferred tax assets                                                                               8,513     7,341
                                                                                                      -------   -------
Deferred tax liabilities:
   Fixed assets, principally depreciation                                                               3,182     2,615
   Inventory                                                                                              523       484
   Retirement benefits                                                                                    507       554
   Other                                                                                                   85        96
                                                                                                      -------   -------
Gross deferred tax liabilities                                                                          4,297     3,749
                                                                                                      -------   -------
Net deferred tax asset                                                                                $ 4,216   $ 3,592
                                                                                                      =======   =======

Management has determined that tax benefits associated with the net deferred tax asset will more likely than not be realized based on the availability of taxable income in prior carryback years against which future tax deductions may be offset and on expectations that future operating income of the Company will also be sufficient to realize fully these net deferred tax assets.

U.S. and international withholding taxes have not been provided on approximately $80.8 million of undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such a distribution is made. Pretax income from international operations amounted to $26.6 million in 1997, $30.6 million in 1996, and $28.0 million in 1995.

RETIREMENT BENEFITS

The Company has a qualified pension plan ("defined benefit") and a 401(k) plan ("employee deferral" and "defined contribution") for substantially all United States employees. With respect to its qualified U.S. pension plan, the Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon the employee's highest average compensation in any consecutive five year period in the ten years before retirement. The Company's 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company matches one half of the employee's 401(k) deferral up to a maximum of three percent of annual base compensation.

The Company also sponsors an unfunded, nonqualified supplementary retirement plan for certain senior management. The Company has purchased life insurance on the lives of participants designed to provide sufficient funds to recover all costs of the plan. In addition to the above plans, the Company sponsors an unfunded, nonqualified executive supplemental plan that provides for a target benefit based upon the average annual compensation during the highest five years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant.

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

The components of net periodic pension cost and other costs for the retirement benefits plans during the years 1997, 1996 and 1995 are provided in the following table.


(amounts in thousands)                    1997      1996      1995
                                        --------  --------  --------
Pension Plans:
  Service cost                          $ 2,417   $ 2,188   $ 1,254
  Interest cost                           2,119     1,757     1,429
  Actual return on assets                (4,030)   (2,877)   (2,050)
  Net amortization and deferrals          2,604     1,941       974
                                        -------   -------   -------
Net periodic pension costs                3,110     3,009     1,607
401(k) employer match program             1,129       998       787
Defined contribution plans and other        580       509       299
                                        -------   -------   -------
Total pension costs                     $ 4,819   $ 4,516   $ 2,693
                                        =======   =======   =======

The assumptions used in accounting for pensions in 1997, 1996 and 1995 were as follows:

                                1997   1996   1995
                                -----  -----  -----
Pension plan assumptions:
  Discount rate
    Beginning of year:
      U.S.                      7.00%  6.50%  8.50%
      U.K.                      8.50%  7.75%  9.75%
    End of year:
      U.S.                      7.00%  7.00%  6.50%
      U.K.                      7.50%  8.50%  7.75%
  Average wage increase:
      U.S.                       4-5%   4-5%   4-6%
      U.K.                         6%     6%     6%
  Expected long-term rate of
    return on plan assets:
      U.S.                         9%     9%     9%
      U.K.                         8%     8%     8%
                                ====   ====   ====

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

The funded status of the Company's pension plans and amounts recognized at December 31, 1997 and 1996 were as follows:


                                         Plans Where                Plans Where
                                        Assets Exceed          Accumulated Benefits
                                     Accumulated Benefits          Exceed Assets
                                    ----------------------  ---------------------------
(amounts in thousands)                 1997        1996          1997          1996
Actuarial present value of
  benefit obligation:
     Vested                           $21,579     $16,146     $ 1,370        $ 1,221
     Accumulated                       22,382      16,912       2,034          1,654
     Projected                         33,176      26,704       2,418          1,894
Plan assets at fair market value       26,940      21,838           -              -
                                      -------     -------     -------        -------
Projected benefit obligation
  in excess of plan assets             (6,236)     (4,866)     (2,418)        (1,894)
Unrecognized net loss                   2,255       1,474          84            133
Unrecognized prior service cost         2,186       2,492         805            423
Unrecognized net asset                   (307)       (344)          -              -
Adjustment required to recognize
  minimum liability                         -           -        (505)          (316)
                                      -------     -------     -------        -------
Accrued pension liability             $(2,102)    $(1,244)    $(2,034)       $(1,654)
                                      =======     =======     =======        =======

CONTINGENCIES

The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted. These claims and legal actions have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable, can be reasonably estimated and are not covered by insurance are reflected as liabilities of the Company. The ultimate resolution of these claims is subject to many uncertainties, and it is reasonably possible that some of the actions or proceedings referred to above could be decided unfavorably to the Company. Although the amount of liability at December 31, 1997 with respect to these matters could not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

CURRENCY EFFECTS

The financial statements of the Company's non-U.S. operations are translated to U.S. dollars for consolidation using exchange rates at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Net exchange gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany transactions of a long-term investment nature, and net exchange rate gains and losses on foreign currency transactions that are designated as, and are effective as, economic hedges of the net investment in a foreign entity are recorded as a separate component of equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

Many of the Company's reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Currency exchange losses realized on business transactions were $1.0 million in 1997, $0.2 million in 1996, and $0.1 million in 1995.

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

The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. Forward exchange contracts outstanding at year-end 1997 were short-term in nature and related to non-local currency transactions of the Company's Japanese subsidiary. The equivalent U.S. dollar purchase amounts of all forward contracts were $2.9 million, $6.2 million and $10.3 million as of December 31, 1997, 1996 and 1995, respectively. There were no sale amounts outstanding as of December 31, 1997 and 1996. The equivalent U.S. dollar sale amount was $12.9 million as of December 31, 1995. Deferred unrealized gains and losses at December 31, 1997, 1996 and 1995 were not significant.

STOCK INCENTIVE PLANS

In 1997, the Company established a long-term incentive plan for certain key management and other personnel. The 1997 Long-term Incentive Plan provides that up to 1,000,000 shares of common stock may be awarded through various stock and stock related awards. For options awarded under the Plan, the option price cannot be less than 100 percent of the fair market value of common stock at the time the option is granted. Through December 31, 1997 the Company has granted 524,000 stock options under this plan.

In 1996, the Company established a Non-Employee Directors' Annual Retainer Stock Plan enabling members of the Board of Directors who are not officers or employees of the Company to receive common stock in lieu of all or a portion of the annual cash retainer fee and to receive an automatic annual amount of 300 shares of common stock for services rendered. The Plan provides that up to 112,500 shares may be granted based on the fair market value of the common stock at the date of issue. There have been 3,951 shares granted through December 31, 1997 under this plan.

In 1996, the Company established a Non-Employee Directors' Stock Option Plan that provides for each of the Company's non-employee directors to receive an automatic, annual option to purchase 6,750 shares of common stock. The Plan provides that up to 750,000 shares may be granted based on the fair market value of the common stock at the annual grant date. There have been 74,250 stock options granted through December 31, 1997 under this plan.

All other stock option plans have been frozen and no further grants under the frozen plans can be made. These plans are listed under "Former Plans No Longer Granting Options."

Most options become exercisable on a cumulative basis over a three year period of service and are generally exercisable for a period not exceeding ten years from the date of grant. At December 31, 1997 there were 476,000 and 680,250 shares of common stock available for future grant under the 1997 and 1996 stock option plans, respectively.

The transactions under the stock option plans were as follows:


                                                                                          1997           1996         Former Plans
                                                                                        Long-term    Non-Employee       No Longer
                                                                                        Incentive     Directors'        Granting
                                                                                          Plan           Plan            Options
                                                                                       ===========  ==============   ===============

December 31, 1994                                                                                                         1,542,046
  Granted at average price
    of $16.00 per share                                                                                                     553,202
  Expired or canceled at average
    price of $14.03 per share                                                                                               (26,047)

  Exercised at average price
    of $10.17 per share                                                                                                    (314,064)

                                                                                       -----------  --------------   --------------
December 31, 1995                                                                                                         1,755,137
  Granted at average price
    of $24.44 per share                                                                                     40,500          509,900
  Expired or canceled at average
    price of $15.50 per share                                                                                               (22,592)

  Exercised at average price
    of $11.70 per share                                                                                                    (187,164)

                                                                                       -----------  --------------   --------------
December 31, 1996                                                                                           40,500        2,055,281
  GRANTED AT AVERAGE PRICE
    OF $34.26 PER SHARE                                                                   524,000           33,750
  EXPIRED OR CANCELED AT AVERAGE
    PRICE OF $21.10 PER SHARE                                                                               (4,500)         (6,241)
  EXERCISED AT AVERAGE PRICE
    of $10.96 per share                                                                                     (2,250)       (413,186)
                                                                                       -----------  --------------   --------------
December 31, 1997                                                                         524,000           67,500       1,635,854
                                                                                       ===========  ==============   ==============
Price range                                                                                $34.41   $22.88 to 31.88  $4.8 to 25.00
WEIGHTED AVERAGE PRICE                                                                     $34.41            $27.38         $17.10
                                                                                       ===========  ==============   ==============
EXERCISABLE                                                                                     -           11,250       1,124,200
                                                                                       ===========  ==============   ==============

Information with respect to stock options outstanding at December 31, 1997 is as follows:

                                                                                                           Weighted
                                                                                                            Average       Weighted
                                                                                                          Remaining       Average
                                                                                        Number Of       Contractual       Exercise
Price Range                                                                               Options              Life         Price
                                                                                        =========       ===========       ========
$ 4.83 to  9.67                                                                            86,965               1.2       $   8.69
$11.08 to 13.92                                                                           564,416               2.9       $  12.69
$16.00 to 18.00                                                                           513,377               7.8       $  16.12
$22.88 to 25.00                                                                           504,846               8.8       $  24.86
$31.88 to 34.41                                                                           557,750               9.8       $  34.26
                                                                                        ---------       -----------       --------
                                                                                        2,227,354               7.0       $  21.48
                                                                                        =========       ===========       ========

Information with respect to stock options exercisable at December 31, 1997 is as follows:

                         Weighted
Year of                  Average
Option        Number of  Exercise
Expiration     Options    Price       Price Range
==========    =========  ========   ===============

  1998          123,730    $10.93   $ 4.83 to 13.92
  1999          126,950    $12.25   $ 8.83 to 13.92
  2000          171,001    $12.84   $12.12 to 25.00
  2001          137,731    $12.33   $12.12 to 12.42
  2002           92,469    $12.24   $12.12 to 12.25
  2005          307,256    $16.00            $16.00
  2006          176,313    $24.45   $18.00 to 25.00
----------    ---------  --------   ---------------
All Years     1,135,450    $15.11   $ 4.83 to 25.00
==========    =========  ========   ===============

The Company elected the disclosure-only presentation of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted at fair market value. To measure stock-based compensation in accordance with SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions used and the pro forma net income and earnings per share resulting from applying SFAS No. 123.

                                             1997      1996      1995
                                           =======   =======   =======
Net income (amounts in thousands)
   As reported                             $32,235   $28,700   $22,277
   Pro forma                                30,501    27,918    22,149

Basic earnings per share (in dollars)
   As reported                             $  1.39   $  1.25   $   .99
   Pro forma                               $  1.32   $  1.22   $   .98

Diluted earnings per share (in dollars)
   As reported                             $  1.35   $  1.22   $   .97
   Pro forma                               $  1.27   $  1.19   $   .97

Risk-free interest rate                        5.8%      6.1%      5.8%
Dividend yield                                 0.5%      0.6%      0.7%
Expected life in years                           5         4         4
Volatility                                      29%       31%       31%
Weighted average remaining contractual
    life in years                              7.0       6.3       5.8
Weighted average fair value at date        $ 11.93   $  7.94   $  4.96
    of grant(in dollars)
                                           =======   =======   =======

QUARTERLY FINANCIAL INFORMATION


(amounts in thousands, except per share data)
-----------------------------------------------
Quarterly amounts are unaudited                   First    Second    Third   Fourth     Year
                                                 =======  ========  =======  =======  ========
1997:
Net sales                                        $80,168  $ 84,556  $83,243  $83,000  $330,967
Net royalties                                        344       463      430      604     1,841
Cost of sales                                     36,116    39,069   38,126   39,236   152,547
Operating income                                  12,461    13,220   12,429   12,824    50,934
Net income                                         7,838     8,338    7,873    8,186    32,235
Basic earnings per share                         $   .34  $    .36  $   .34  $   .35  $   1.39
Diluted earnings per share                       $   .33  $    .35  $   .33  $   .34  $   1.35
Shares outstanding
  Basic                                           22,984    23,137   23,243   23,316    23,171
  Stock options                                      810       735      727      788       774
  Diluted                                         23,794    23,872   23,970   24,104    23,945
Market price per share:
  High                                           $28 3/4  $     30  $31 1/4  $35 7/8  $ 35 7/8
  Low                                            $24 1/4  $25 5/16  $26 7/8  $29 1/2  $ 24 1/4
                                                 =======  ========  =======  =======  ========
1996:
Net sales                                        $76,630  $ 77,430  $77,064  $78,331  $309,455
Net royalties                                          -       134      425      325       884
Cost of sales                                     35,744    36,778   37,238   37,166   146,926
Gain on product line disposal                          -     2,569        -        -     2,569
Operating income                                  10,916    13,352   10,621   11,212    46,101
Net income                                         6,682     8,295    6,631    7,092    28,700
Basic earnings per share                         $   .29  $    .36  $   .29  $   .31  $   1.25
Diluted earnings per share                       $   .29  $    .35  $   .28  $   .30  $   1.22
Shares outstanding
  Basic                                           22,806    22,860   22,905   22,952    22,881
  Stock options                                      492       574      669      701       623
  Diluted                                         23,298    23,434   23,574   23,653    23,504
Market price per share:
  High                                           $21 1/3  $ 21 5/6  $25 3/4  $26 1/2  $ 26 1/2
  Low                                            $15 1/3  $ 18      $20 1/6  $21 1/8  $ 15 1/3
                                                 =======  ========  =======  =======  ========

GEOGRAPHIC DATA


(amounts in thousands)            1997       1996       1995
                               =========  =========  =========
Net sales:
  North America                $216,463   $193,468   $172,112
  Intercompany                  (36,933)   (31,809)   (21,203)
                               --------   --------   --------
    Trade sales                 179,530    161,659    150,909
                               --------   --------   --------
  Europe                        107,089    106,598    100,220
  Intercompany                   (1,407)    (1,480)    (1,673)
                               --------   --------   --------
    Trade sales                 105,682    105,118     98,547
                               --------   --------   --------
  Pacific                        45,859     45,042     24,129
  Intercompany                     (104)    (2,364)    (1,353)
                               --------   --------   --------
    Trade sales                  45,755     42,678     22,776
                               --------   --------   --------
Net sales                      $330,967   $309,455   $272,232
                               ========   ========   ========
Operating income:
  North America                $ 33,646   $ 24,798   $ 15,433
  Europe                         19,419     22,330     22,323
  Pacific area                    6,968      5,404      4,559
  General corporate expense      (9,099)    (6,431)    (8,163)
                               --------   --------   --------
Operating income               $ 50,934   $ 46,101   $ 34,152
                               ========   ========   ========
Assets:
  North America                $183,467   $150,627   $102,966
  Europe                         66,348     72,561     74,888
  Pacific area                   30,459     30,743     30,890
                               --------   --------   --------
Total assets                   $280,274   $253,931   $208,744
                               ========   ========   ========

Intercompany sales between areas are based on estimated market prices or on amounts computed to provide reasonable profit to each unit. Operating income represents net sales less expenses of operations. Certain expenses have been allocated to the geographic segments based upon utilization percentages developed by management. Certain amounts previously reported as general corporate expenses in 1996 and 1995, primarily for research and development and product management expenses, have been reclassified to geographic segments to be consistent with the 1997 presentation. Sales and related income prior to September 1995 to the Company's then-unconsolidated Japanese joint venture, LTOKK, are included in the Pacific area.

                            INDEX TO EXHIBITS                                     PAGE#
                            -----------------
 3(A)  Certificate of Incorporation of the Registrant including
       Amendment to Certificate of Incorporation dated April 17, 1987, previously filed as Exhibit 3(A) to the Registrant's Annual Report on
       Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference.

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

10(D)  Change-in-Control Agreement dated February 13, 1997, between the
       Registrant and Dr. J. Stark Thompson regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

10(E)  Change-in-Control Agreement dated February 13, 1997, between the
       Registrant and Joseph C. Stokes, Jr. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.


10(F)  Change-in-Control Agreement dated February 13, 1997, between the
       Registrant and Thomas M. Coutts regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

10(G)  Change-in-Control Agreement dated February 13, 1997, between the
       Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

10(H)  Executive Deferred Compensation Benefit Plan, previously filed as
       Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, SEC file no. 0-14991, which is incorporated herein by reference.

10(I)  1991 Stock Option Plan, previously filed as Exhibit 4 to the
       Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9,
       1991, which is incorporated herein by reference.

10(J)  1995 Long-term Incentive Plan, previously filed as Exhibit 4 to the
       Registrant's Registration Statement on Form S-8 No. 33-59741, dated June
       1, 1995, which is incorporated herein by reference.

10(K)  Change-in-Control Agreement dated February 13, 1997, between the
       Registrant and John E. Leffler regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

10(L)  1996 Non-Employee Directors' Stock Option Plan, previously filed as
       Exhibit 4(b) to the  Registrant's  Registration  Statement on Form   S-8
       No.  333-03773,  dated  May 15, 1996, which is incorporated herein by reference.

10(M)  1996 Non-Employee Directors' Annual  Retainer  Stock  Plan,
       previously filed as Exhibit 4(a) to the Registrant's Registration
       Statement on  Form   S-8  No.  333-03773, dated May 15, 1996, which is
       incorporated herein by reference.


10(N)  Form of Employment Agreement effective February 13, 1997, between the
       Registrant and certain executive officers of the Registrant regarding certain severance benefits in the event of termination of employment following a change in control, as defined in the agreement, previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

10(O)  1997 Long-term Incentive Plan, previously filed as Exhibit 4 to the
       Registrant's Registration Statement on Form S-8 No. 333-28607, dated June
       6, 1997, which is incorporated herein by reference.

21     Subsidiaries of the Registrant.

23     Consent of Independent Accountants.

27     Financial Data Schedule.
