Form 10-Q
period 1998-03-31
LIFE TECHNOLOGIES INC
filed 1998-05-06
CIK 727737

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
Mark One

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended       March 31, 1998
                                   ----------------------------

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

                       --------------------------------

      Registrant's telephone number, including area code: (301) 610-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at April 30, 1998
                -----                         -----------------------------
  Common Stock, par value $.01 per share             23,572,006 shares

================================================================================

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                               Three months ended
                                                    March 31
                                              --------------------
                                                1998       1997
                                              ---------  ---------
Revenues:
  Net sales                                    $88,355    $80,168
  Net royalties                                    437        344
                                               -------    -------
                                                88,792     80,512
Operating expenses:
  Cost of sales                                 41,076     36,116
  Marketing and administrative                  29,035     26,759
  Research and development                       5,192      5,176
                                               -------    -------
     Total operating expenses                   75,303     68,051
                                               -------    -------
Operating income                                13,489     12,461

Other income (expense):
  Investment income                                147         89
  Interest expense                                 (11)        (9)
                                               -------    -------
     Total other income                            136         80
                                               -------    -------
Income before income taxes                      13,625     12,541
Income taxes                                     4,769      4,515
                                               -------    -------
Income before minority interests                 8,856      8,026
Minority interests                                (231)      (188)
                                               -------    -------
Net income                                     $ 8,625    $ 7,838
                                               =======    =======

Earnings per share:
  Basic                                        $  0.37    $  0.34
  Diluted                                      $  0.36    $  0.33

Average shares outstanding
  Basic                                         23,447     22,984
  Diluted                                       24,029     23,794

Dividends declared per share                   $  0.05    $  0.04


Amounts are unaudited.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                             March 31,    December 31,
                                               1998           1997
                                            ----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $ 18,337       $ 19,076
  Accounts receivable, net                     65,625         58,096
  Inventories:
    Materials and supplies                     11,291         12,082
    In process and finished                    58,951         57,614
    LIFO reserve                               (1,563)        (1,633)
                                             --------       --------
      Total inventory                          68,679         68,063

  Prepaid expenses                              5,948          4,485
  Current deferred tax assets                   5,711          5,738
                                             --------       --------
    Total current assets                      164,300        155,458

Property, plant, and equipment                156,028        151,369
  Less accumulated depreciation               (53,313)       (51,271)
                                             --------       --------
    Total property, plant, and equipment      102,715        100,098

Investments and other assets                   12,136         12,353
Excess of cost over net assets of
  businesses acquired, net                     11,970         12,365
                                             --------       --------
    Total assets                             $291,121       $280,274
                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                            $  1,795       $  2,976
  Accounts payable                             23,804         21,420
  Income taxes                                 10,246          7,237
  Accrued liabilities and expenses             21,341         22,898
                                             --------       --------
    Total current liabilities                  57,186         54,531

Long-term debt                                      -          4,564
Pension liabilities                             6,424          5,768
Deferred income taxes                           3,716          3,695
Minority interests                              3,207          2,992

Stockholders' equity:
  Common stock                                    236            234
  Additional paid-in capital                   58,420         54,503
  Retained earnings                           169,135        161,689
  Accumulated other comprehensive income       (7,203)        (7,702)
                                             --------       --------
    Total stockholders' equity                220,588        208,724
                                             --------       --------
    Total liabilities and
      stockholders' equity                   $291,121       $280,274
                                             ========       ========

Amounts as of March 31, 1998 are unaudited.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                    Three months ended
                                                         March 31
                                                    -------------------
                                                      1998       1997
                                                    --------   --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                         $  8,625   $  7,838
 Non-cash items:
  Depreciation and amortization                        3,465      2,862
  Other                                                 (192)       (46)
 Changes in assets and liabilities                    (2,347)    (6,545)
                                                    --------   --------
                                                       9,551      4,109
Investments:
 Capital expenditures                                (10,114)    (6,410)
 Acquisitions                                         (1,047)      (828)
                                                    --------   --------
                                                     (11,161)    (7,238)
Financing:
 Dividends paid                                       (1,168)      (918)
 Proceeds from exercise of stock options               2,775        615
 Short-term borrowings (net)                          (1,136)      (284)
 Long-term loan repayments                               (23)      (286)
                                                    --------   --------
                                                         448       (873)

Effect of exchange rate changes on cash                  423       (532)
                                                    --------   --------
Decrease in cash and cash equivalents                   (739)    (4,534)
Cash and cash equivalents at beginning of period      19,076     15,326
                                                    --------   --------
Cash and cash equivalents at end of period          $ 18,337   $ 10,792
                                                    ========   ========

Amounts are unaudited.


                       STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                    Three months ended
                                                         March 31
                                                    -------------------
                                                      1998       1997
                                                    --------   --------

 Net income                                         $  8,625   $  7,838
 Other comprehensive income
   Currency translation effects                          499     (4,472)
                                                    --------   --------
 Comprehensive income                               $  9,124   $  3,366
                                                    ========   ========

Amounts are unaudited.

Notes To Financial Statements:
-----------------------------

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

                                      Three months ended March 31,
     -------------------------------------------------------------
     (amounts in thousands)                           1998    1997
     =============================================================
     Weighted average shares outstanding-basic      23,447  22,984
     Stock options                                     582     810
     -------------------------------------------------------------
     Weighted average shares outstanding-diluted    24,029  23,794
     =============================================================

As of March 31, 1998, the Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

U.S. and international withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such a distribution is made.

The following are included as components of Accumulated Other Comprehensive Income.

     (amounts in thousands)           Foreign currency translation
     =============================================================
     Beginning balance                                     (7,702)
     Current period change                                    499
     -------------------------------------------------------------
     Ending balance                                        (7,203)
     =============================================================

Included in capital expenditures as of March 31, 1998 is $4,635 for the exercise of an option to purchase land under a capital lease.

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

Certain amounts for the 1997 year period have been reclassified to conform to and be consistent with the 1998 presentation.

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

RESULTS OF OPERATIONS

Revenues were $88.8 million in the first quarter of 1998, an increase of 10% compared with revenues of $80.5 million in the first quarter of 1997. Net income of $8.6 million in the first quarter of 1998 represented a 10% increase over net income of $7.8 million reported in the comparable period of 1997. Diluted earnings per share of $0.36 in the first quarter of 1998 were 9% greater than diluted earnings per share of $0.33 in the first quarter of 1997.

In the first quarter of 1998 sales of products other than fetal bovine serum
(FBS) increased by $10.5 million, or 15%, when compared with the first quarter of 1997 and excluding the effect of changes due to different currency exchange rates. FBS net sales increased $0.6 million, or 6%, on a currency comparable basis as unit sales increased 8%. FBS sales represented 11% of net sales in the first quarter of 1998 compared with 12% of net sales in the comparable period of 1997. Net sales in the first quarter of 1998 were $2.9 million, or 4%, lower than they would have been at the exchange rates in effect in the first quarter of 1997.

Gross margins were 53.5% of net sales in the first quarter of 1998 compared with 54.9% of net sales in the first quarter of 1997. The decrease in gross margins as a percentage of net sales was principally attributable to currency exchange rate changes from the first quarter of 1997 to the first quarter of 1998. A significant portion of the Company's materials and products are acquired or manufactured in U.S. dollars or British pounds sterling. These currencies have appreciated in value relative to some of the currencies in which the ultimate sale to the Company's customer occurs, principally the Continental European and Asian currencies. FBS gross margins improved in the first quarter of 1998 compared with the first quarter of 1997 as unit costs decreased at a greater rate than unit selling prices.

Marketing and administrative expenses were 32.9% of net sales in the first quarter of 1998 and 33.4% of net sales in the comparable period of 1997. Income taxes were 35% of income before taxes in the first quarter of 1998 compared with 36% of income before taxes in the first quarter of 1997. The effective income tax rate was lower in the 1998 period principally due to greater benefits from tax credits recognized in the 1998 period as well as the realization of more taxable income in countries with lower tax rates. Income attributed to minority interest holding increased due to higher income in the first quarter of 1998 at consolidated entities less than 100% owned.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $9.6 million in cash during the first three months of 1998. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1998. Working capital increases were the principal use of cash from operations.

The Company paid $10.1 million for capital expenditures in the first three months of 1998. Capital expenditures included $4.6 million for the exercise of an option to purchase land under a capital lease. The Company also paid $1.0 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc.

Cash used for financing activities included a $1.2 million dividend payment paid in the first three months of 1998. The Company paid $1.2 million to reduce outstanding loans to several banks and reduce the principal balance on a capital lease. The Company received $2.8 million from the exercise of stock options.

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

Capital expenditures in 1998 are expected to range from $20-25 million. The Company is contemplating additional facility upgrades and expansions of $5-15 million with the balance of expected 1998 capital expenditures for new and replacement machinery, equipment and management information systems. In April 1998, the stockholders of the Company approved a stock repurchase program of up to one million shares of the Company's Common Stock from time to time over the next 24 months in the open market or in privately negotiated transactions.

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


NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for reporting periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to adoption. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998. There will be no financial impact from the adoption of SFAS No. 131. SFAS No. 131 has a disclosure impact, as there will be further disclosures, as results are disaggregated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
         -----------------------------------------------------------

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

Item 3.  Defaults Upon Senior Securities - Not applicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.
         ---------------------------------------------------

Item 5.  Other Information - Not applicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:

         3(A). Certificate of Amendment of the Certificate of Incorporation of Life Technologies, Inc. dated April 14, 1998.

         15.   Letter re unaudited interim financial information.

         27.   Financial data schedule

    (b)  Reports on Form 8-K.

         There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LIFE TECHNOLOGIES, INC.



Date:  May 6, 1998                    By: /s/ Joseph C. Stokes, Jr.
                                          -----------------------------
                                          Joseph C. Stokes, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Authorized Signatory)



                                      By: /s/ C. Eric Winzer
                                          -----------------------------
                                          C. Eric Winzer
                                          Controller
                                          (Principal Accounting
                                          Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of March 31, 1998 and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 1998, and 1997, and the related condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 23, 1998 we expressed an unqualified opinion on those consolidated financial statements.



                                    /s/ Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.



McLean, Virginia
April 9, 1998

                                 EXHIBIT INDEX
                                 -------------



                                                                           Page
                                                                           ----

Exhibit 3(A)     Certificate of Amendment of the Certificate of             13
                 Incorporation of Life Technologies, Inc. dated
                 April 14, 1998.

Exhibit 15       Letter re unaudited interim financial information          16

Exhibit 27       Financial data schedule                                    18