Form 10-Q
period 1998-06-30
LIFE TECHNOLOGIES INC
filed 1998-08-07
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       --------------------------------

                                   FORM 10-Q
Mark One

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1998
                                      ---------------------------

                                      OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from __________________ to __________________

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

                       --------------------------------


      Registrant's telephone number, including area code: (301) 610-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at Aug. 3, 1998
                   -----                        ---------------------------
  Common Stock, par value $.01 per share             23,620,400 shares

================================================================================

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                Three months ended         Six months ended
                                      June 30                  June 30
                              -----------------------  ------------------------
                                 1998         1997        1998         1997
                              -----------  ----------  -----------  -----------
Revenues:
  Net sales                      $91,544     $84,556     $179,899     $164,724
  Net royalties                      689         463        1,126          807
                                 -------     -------     --------     --------
                                  92,233      85,019      181,025      165,531
Operating expenses:
  Cost of sales                   42,701      39,069       83,777       75,185
  Marketing and                   29,368      27,276       58,403       54,035
    administrative
  Research and development         5,489       5,454       10,681       10,630
                                 -------     -------     --------     --------
Total operating expenses          77,558      71,799      152,861      139,850
                                 -------     -------     --------     --------
Operating income                  14,675      13,220       28,164       25,681

Other income (expense):
  Investment income                  127          85          274          174
  Interest expense                    (7)        (23)         (18)         (32)
                                 -------     -------     --------     --------
Total other income                   120          62          256          142
                                 -------     -------     --------     --------
Income before income taxes        14,795      13,282       28,420       25,823
Income taxes                       5,178       4,781        9,947        9,296
                                 -------     -------     --------     --------
Income before minority             9,617       8,501       18,473       16,527
    interests
Minority interests                  (170)       (163)        (401)        (351)
                                 -------     -------     --------     --------
Net income                       $ 9,447     $ 8,338     $ 18,072     $ 16,176
                                 =======     =======     ========     ========

Earnings per share:
    Basic                          $0.40       $0.36        $0.77        $0.70
    Diluted                        $0.39       $0.35        $0.75        $0.68

Average shares outstanding
    Basic                         23,575      23,137       23,511       23,061
    Diluted                       24,122      23,872       24,076       23,834


Dividends declared per share     $  0.05     $  0.04      $  0.10     $  0.08


Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                     June 30,   December 31,
                                                         1998           1997
                                                     --------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                           $ 20,363       $ 19,076
 Accounts receivable, net                              70,134         58,096
 Inventories:
  Materials and supplies                               12,058         12,082
  In process and finished                              56,825         57,614
  LIFO reserve                                         (1,492)        (1,633)
                                                     --------       --------
   Total inventory                                     67,391         68,063

 Prepaid expenses                                       5,051          4,485
 Current deferred tax assets                            5,675          5,738
                                                     --------       --------
   Total current assets                               168,614        155,458

Property, plant and equipment                         160,099        151,369
  Less accumulated depreciation                       (55,099)       (51,271)
                                                     --------       --------
   Total property, plant and equipment                105,000        100,098

Investments and other assets                           13,539         12,353
Excess of cost over net assets of
 businesses acquired, net                              11,544         12,365
                                                     --------       --------
   Total assets                                      $298,697       $280,274
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                     $  1,398       $  2,976
 Accounts payable                                      24,098         21,420
 Accrued and deferred income taxes                      8,287          7,237
 Accrued liabilities and expenses                      23,062         22,898
                                                     --------       --------
   Total current liabilities                           56,845         54,531

Long-term debt                                              -          4,564
Pension liabilities                                     7,179          5,768
Deferred income taxes                                   3,719          3,695
Minority interests                                      3,287          2,992

Stockholders' equity:
 Common stock                                             236            234
 Additional paid-in capital                            58,879         54,503
 Retained earnings                                    177,404        161,689
 Accumulated other comprehensive income                (8,852)        (7,702)
                                                     --------       --------
   Total stockholders' equity                         227,667        208,724
                                                     --------       --------
   Total liabilities and stockholders' equity        $298,697       $280,274
                                                     ========       ========

Amounts as of June 30, 1998 are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                                 Six months ended
                                                                       June 30
                                                                -------------------
                                                                  1998       1997
                                                                --------   --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                     $ 18,072   $ 16,176
 Non-cash items:
  Depreciation and amortization                                    7,093      5,976
  Other                                                             (423)      (166)
 Changes in assets and liabilities                                (5,181)    (4,295)
                                                                --------   --------
                                                                  19,561     17,691
Investments:
 Capital expenditures                                            (17,430)   (13,870)
 Acquisitions                                                     (1,047)      (914)
                                                                --------   --------
                                                                 (18,477)   (14,784)
Financing:
 Dividends paid                                                   (2,345)    (1,838)
 Proceeds from exercise of stock options                           3,168      2,434
 Short-term borrowings (net)                                      (1,371)     1,508
 Long-term loan repayments                                           (23)      (461)
                                                                --------   --------
                                                                    (571)     1,643

Effect of exchange rate changes on cash                              774       (737)
                                                                --------   --------
Increase in cash and cash equivalents                              1,287      3,813
Cash and cash equivalents at beginning of period                  19,076     15,326
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 20,363   $ 19,139
                                                                ========   ========

Amounts are unaudited.

                       STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                            Three months ended    Six months ended
                                                   June 30             June 30
                                             -----------------  -------------------
                                               1998      1997     1998       1997
                                             -------    ------  --------   --------
 Net income                                  $ 9,447    $8,338  $ 18,072   $ 16,176
 Other comprehensive income
   Currency translation effects               (1,649)      760    (1,150)    (3,712)
                                             -------    ------  --------   --------
 Comprehensive income                        $ 7,798    $9,098  $ 16,922   $ 12,464
                                             =======    ======  ========   ========

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

                                               Three months ended  Six months ended
                                                        March 31,          June 30,
                                               ------------------  ----------------
                       (amounts in thousands)   1998      1997      1998     1997
===================================================================================
Weighted average shares outstanding-basic       23,575     23,137  23,511    23,061
Stock options                                      547        735     565       773
-----------------------------------------------------------------------------------
Weighted average shares outstanding-diluted     24,122     23,872  24,076    23,834
===================================================================================

Included in capital expenditures as of June 30, 1998 is $4,635 for the exercise of an option to purchase land under a capital lease.

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period.

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

The following are included as components of Accumulated Other Comprehensive Income.

(amounts in thousands)                          Foreign currency translation
============================================================================
Beginning balance (January 1, 1998)                                   (7,702)
Current period change                                                 (1,150)
----------------------------------------------------------------------------
Ending balance (June 30, 1998)                                        (8,852)
============================================================================

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods.

The results for the six-month period ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

On July 9, 1998, there was a public announcement by The Dexter Corporation ("Dexter"), the beneficial owner of approximately 52% of the Company's outstanding common stock, of its intent to acquire the approximately 11.3 million shares of the Company common stock that Dexter does not currently own, at a price of $37 per share in cash.

Certain amounts for the 1997 year period have been reclassified to conform to and be consistent with the 1998 presentation.

The financial data included herein have been reviewed by the Company's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.

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

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

Revenues were $92.2 million in the second quarter of 1998, representing an increase of 8% over the second quarter of 1997. Net sales were $91.5 million in the second quarter of 1998, an increase of $7.0 million, or 8%, compared with the second quarter of 1997. Net sales of products other than fetal bovine serum
(FBS) increased by $9.5 million, or 13%, when comparing the second quarter of 1998 with the comparable period of 1997 and excluding the effect of changes due to different currency translation rates. Second quarter 1998 FBS net sales were unchanged from the second quarter of 1997 on a currency comparable basis as a 3% unit sales increase was offset by a similar decline in average unit selling prices. FBS sales represented 12% of net sales in the second quarter of 1998 and 13% in the second quarter of 1997. Net sales in the second quarter of 1998 were $2.5 million, or 3%, lower than they would have been at the exchange rates in effect in the second quarter of 1997. Royalty income was $0.7 million in the second quarter of 1998 compared with $0.5 million in the second quarter of 1997.

Gross margins were 53.4% of net sales in the second quarter of 1998 compared with 53.8% in the second quarter of 1997. The strength of the U.S. dollar and the British pound sterling relative to the Asian and Continental European currencies when comparing the second quarter of 1998 with the second quarter of 1997 unfavorably affected the comparison of gross margins in these two periods. Marketing and administrative expenses were 32.1% of net sales in the second quarter of 1998 and 32.3% in the second quarter of 1997. Income taxes were 35% of income before taxes in the second quarter of 1998 compared with 36% of income before taxes in the second quarter of 1997. The effective income tax rate was lower in the 1998 period principally due to the realization of a higher proportion of taxable income in countries with lower tax rates as well as greater benefits from tax credits recognized in the 1998 period.

Net income of $9.4 million in the second quarter of 1998 increased 13% over the second quarter of 1997. Diluted earnings per share of $0.39 in the second quarter of 1998 were 11% greater than diluted earnings per share of $0.35 in the comparable period of 1997.

SIX MONTHS RESULTS

Revenues in the first half of 1998 were $181.0 million, representing an increase of 9% compared with revenues of $165.5 million in the first six months of 1997. Net sales for the first half of 1998 were $179.9 million, an increase of $15.2 million, or 9%, over the first half of 1997. Net sales of products other than FBS in the first half of 1998 increased $20.0 million, or 14%, compared with the first half of 1997 and excluding the effect of changes due to different currency translation rates. FBS net sales increased $0.6 million, or 2%, on a currency comparable basis as unit sales increased 5% and average unit selling prices decreased 3%. FBS sales represented 12% of net sales in the first six months of 1998 compared with 13% of net sales in the comparable period of 1997. The effect of changes in currency exchange rates reduced net sales in the first half of 1998 by $5.4 million, or 3%, when compared with the first half of 1997. Royalty income was $1.1 million for the first six months of 1998 compared with $0.8 million in last year's first half.

Gross margins were 53.4% in the first half of 1998 compared with 54.4% in the comparable 1997 period. Unfavorable currency exchange rate comparisons were the primary reason that gross margins declined. FBS gross margins improved slightly in the first half of 1998 compared with the first half of 1997 as unit costs decreased at a greater rate than unit selling prices. Marketing and administrative expenses were 32.5% of net sales in the first six months of 1998 and 32.8% in the comparable period of 1997. Income taxes were 35% of income before taxes in the first half of 1998 compared with 36% of income before taxes in the first half of 1997.

For the first six months of 1998, net income of $18.1 million increased 12% over 1997. Diluted earnings per share for the first half of 1998 were $0.75, an increase of 10% compared with the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $19.6 million in cash during the first six months of 1998. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1998. Working capital increases were the principal use of cash from operations.

The Company paid $17.4 million for capital expenditures in the first six months of 1998. Capital expenditures included $4.6 million for the exercise of an option to purchase land under a capital lease. The Company also paid $1.0 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc.

Cash used for financing activities included $2.3 million for quarterly dividend payments in the first six months of 1998. The Company paid $1.4 million to reduce outstanding loans to several banks and reduce the principal balance on a capital lease. The Company received $3.2 million from the exercise of stock options.

The Company is in the process of replacing its core financial, order entry/distribution, and manufacturing systems at its major locations worldwide. The Company has been advised by its software vendor that the release/version of the software being implemented by the Company is Year 2000 compliant. The Company is also conducting a review of other internal and external systems which may require modification or upgrade to be made Year 2000 compliant. The Company is in the process of working with its customers and suppliers to identify, modify or upgrade its existing systems which are not currently Year 2000 compliant. The Company believes that the cost of completing the modifications necessary to become Year 2000 compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

Capital expenditures in 1998 are expected to range from $30-35 million. The Company is contemplating additional facility upgrades and expansions of $20-25 million with the balance of expected 1998 capital expenditures for new and replacement machinery, equipment and management information systems.

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

The Financial Accounting Standards Board has issued, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.
The Company believes that the effect of adoption of SFAS No. 133 will not be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks - Not
         -----------------------------------------------------------
Applicable.

                          PART II - OTHER INFORMATION
                          -------   -----------------

Item 1.   Legal Proceedings - On July 9, 1998, following the public announcement
          -----------------
by The Dexter Corporation ("Dexter"), the beneficial owner of approximately 52% of the Company's outstanding common stock, of its intent to acquire the approximately 11.3 million shares of Company common stock that Dexter does not currently own, at a price of $37 per share in cash (approximately $420 million, excluding payment for vested stock options), subject to certain conditions, a lawsuit purporting to be brought as a class action on behalf of the Company's public stockholders was filed against the Company, Dexter and the Company's directors in the Court of Chancery of the State of Delaware (Civil Action No. 16513NC), by Ellis Investments, Ltd. ("Ellis"), which claims to be a stockholder of the Company. Ellis' complaint alleges, among other things, that the defendants have breached and/or may breach their respective fiduciary duties and seeks to enjoin, preliminarily and permanently, the proposed action and to recover monetary damages and costs. Several additional lawsuits were subsequently filed in the same court as purported stockholder class actions and make similar claims. Counsel for plaintiffs in the Ellis lawsuit and the additional lawsuits have advised the Company that they will seek to consolidate the additional lawsuits with the Ellis lawsuit and to designate the Ellis complaint as the operative complaint in the consolidated litigation.

Item 2.   Changes in Securities and Use of Proceeds - Not applicable.
          -----------------------------------------
Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 14, 1998, where the following actions were taken:

(1) Kathleen Burdett, J. Stark Thompson and George M. Whitesides were elected as directors in the class whose term will expire at the 2001 annual meeting of stockholders, pursuant to the following vote tabulation:


        Name         Votes For   Votes Withheld
        ----         ----------  --------------
        Burdett      22,153,479          38,923
        Thompson     22,167,414          24,988
        Whitesides   22,151,210          41,192


In addition, the following directors continue in office for terms expiring as indicated: Thomas H. Adams (1999), Frank E. Samuel, Jr. (1999), Iain C. Wylie
(1999), Bruce H. Beatt (2000), Rita R. Colwell (2000), K. Grahame Walker (2000). Subsequent to the April 14, 1998 Annual Meeting of Stockholders, Rita R. Colwell resigned effective as of August 3, 1998 and Peter G. Kelley was appointed by the Board of Directors' to fill the vacancy created by the resignation of Rita R. Colwell.

(2) A proposal to adopt a stock repurchase program of one million shares was approved with 20,586,204 shares voted in favor, 339,102 shares voted against, 26,088 shares abstaining and 1,241,008 broker non-votes.

(3) A proposal to amend the Certificate of Incorporation to authorize the Board of Directors to repurchase shares without stockholder approval was approved with 20,384,089 shares voted in favor, 538,206 shares voted against, 29,098 shares abstaining and 1,241,009 broker non-votes.

(4) The selection of Coopers & Lybrand L.L.P. as auditors of the Company for the year 1998 was ratified with 22,174,781 shares voted in favor, 664 shares voted against, 16,957 shares abstaining and zero broker non-votes. Subsequent to the voting, Coopers & Lybrand L.L.P. merged with Price Waterhouse L.L.P. and the legal company name is now PricewaterhouseCoopers LLP.

Item 5.  Other Information - Pursuant to newly adopted rules of the Securities
         -----------------
         and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 annual meeting of stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than January 30, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)   Exhibits:
          3(A). Certificate of Incorporation, as amended.
          15.   Letter re unaudited interim financial statements.
          27.   Financial data schedule

    (b)   Reports on Form 8-K.
          There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LIFE TECHNOLOGIES, INC.



Date:  Aug. 7, 1998             By: /s/ Joseph C. Stokes, Jr.
                                ------------------------------
                                Joseph C. Stokes, Jr.
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer
                                and Authorized Signatory)



                                By:/s/ C. Eric Winzer
                                ----------------------------
                                C. Eric Winzer
                                Controller
                                (Principal Accounting
                                Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of June 30, 1998 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997, and the related condensed consolidated statement of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                    /s/ PricewaterhouseCoopers LLP
                                    PRICEWATERHOUSECOOPERS LLP



McLean, Virginia
July 9, 1998

                                 EXHIBIT INDEX
                                 -------------





Exhibit 3(A)  Certificate of Incorporation, as amended.

Exhibit 15    Letter re unaudited interim financial information

Exhibit 27    Financial data schedule