Form 10-Q
period 1998-09-30
LIFE TECHNOLOGIES INC
filed 1998-11-06
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q
Mark One

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the quarterly period ended       September 30, 1998
                                      --------------------------------

                                      OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                        Commission file number  0-14991
                                              ------------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                               34-0431300
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

9800 MEDICAL CENTER DRIVE, ROCKVILLE, MD                          20850
(Address of principal executive offices)                       (Zip Code)

                       --------------------------------


          Registrant's telephone number, including area code: (301) 610-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at Nov. 3, 1998
                  -----                         ---------------------------
  Common Stock, par value $.01 per share             23,770,344 shares

--------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------

                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                Three months ended        Nine months ended
                                     Sept. 30                  Sept. 30
                              -----------------------  -----------------------
                                 1998         1997        1998         1997
                              -----------  ----------  -----------  ----------
------------------------------------------------------------------------------
Revenues:
  Net sales                      $89,084     $83,243     $268,983     $247,967
  Net royalties                      518         430        1,644        1,237
                                 -------     -------     --------     --------
                                  89,602      83,673      270,627      249,204
Operating expenses:
  Cost of sales                   40,833      38,126      124,610      113,311
  Marketing and                   30,116      27,551       88,519       81,586
    administrative
  Research and development         5,334       5,567       16,015       16,197
                                 -------     -------     --------     --------
Total operating expenses          76,283      71,244      229,144      211,094
                                 -------     -------     --------     --------
Operating income                  13,319      12,429       41,483       38,110

Other income (expense):
  Investment income                  161         126          435          300
  Interest expense                   (28)        (16)         (46)         (48)
                                 -------     -------     --------     --------
Total other income                   133         110          389          252
                                 -------     -------     --------     --------
Income before income taxes        13,452      12,539       41,872       38,362
Income taxes                       4,583       4,514       14,530       13,810
                                 -------     -------     --------     --------
Income before minority             8,869       8,025       27,342       24,552
    interests
Minority interests                  (115)       (152)        (516)        (503)
                                 -------     -------     --------     --------
Net income                       $ 8,754     $ 7,873     $ 26,826     $ 24,049
                                 =======     =======     ========     ========

Earnings per share:
    Basic                          $0.37       $0.34        $1.14        $1.04
    Diluted                        $0.36       $0.33        $1.11        $1.01

Average shares outstanding
  Basic                           23,668      23,243       23,564       23,122
  Diluted                         24,209      23,970       24,118       23,882


Dividends declared per share     $  0.05     $  0.05      $  0.15      $  0.13

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                     September 30,   December 31,
                                                         1998           1997
                                                     -------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                $ 27,117       $ 19,076
 Accounts receivable, net                                   70,540         58,096
 Inventories:
  Materials and supplies                                    13,391         12,082
  In process and finished                                   61,418         57,614
  LIFO reserve                                              (1,258)        (1,633)
                                                          --------       --------
   Total inventory                                          73,551         68,063

 Prepaid expenses                                            5,423          4,485
 Current deferred tax assets                                 5,662          5,738
                                                          --------       --------
   Total current assets                                    182,293        155,458

Property, plant and equipment                              164,336        151,369
  Less accumulated depreciation                            (57,623)       (51,271)
                                                          --------       --------
   Total property, plant and equipment                     106,713        100,098

Investments and other assets                                12,865         12,353
Excess of cost over net assets of
 businesses acquired, net                                   11,118         12,365
                                                          --------       --------
   Total assets                                           $312,989       $280,274
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                          $    962       $  2,976
 Accounts payable                                           24,246         21,420
 Accrued and deferred income taxes                           7,642          7,237
 Accrued liabilities and expenses                           24,857         22,898
                                                          --------       --------
   Total current liabilities                                57,707         54,531

Long-term debt                                                   -          4,564
Pension liabilities                                          7,897          5,768
Deferred income taxes                                        3,745          3,695
Minority interests                                           3,343          2,992

Stockholders' equity:
 Common stock                                                  237            234
 Additional paid-in capital                                 61,901         54,503
 Retained earnings                                         184,971        161,689
 Accumulated other comprehensive income                     (6,812)        (7,702)
                                                          --------       --------
   Total stockholders' equity                              240,297        208,724
                                                          --------       --------
   Total liabilities and stockholders' equity             $312,989       $280,274
                                                          ========       ========

Amounts as of September 30, 1998 are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)


                                                                           Nine months ended
                                                                             September 30
                                                                         -------------------
                                                                           1998       1997
                                                                         --------   --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                              $ 26,826   $ 24,049
 Non-cash items:
  Depreciation and amortization                                            10,805      9,105
  Other                                                                        39       (465)
 Changes in assets and liabilities                                         (8,097)    (4,385)
                                                                         --------   --------
                                                                           29,573     28,304
Investments:
 Capital expenditures                                                     (21,098)   (20,271)
 Acquisitions                                                              (1,047)      (914)
                                                                         --------   --------
                                                                          (22,145)   (21,185)
Financing:
 Dividends paid                                                            (3,525)    (2,765)
 Proceeds from exercise of stock options                                    5,230      3,164
 Short-term borrowings (net)                                               (1,865)       928
 Long-term loan repayments                                                    (23)      (483)
                                                                         --------   --------
                                                                             (183)       844

Effect of exchange rate changes on cash                                       796     (1,199)
                                                                         --------   --------
Increase in cash and cash equivalents                                       8,041      6,764
Cash and cash equivalents at beginning of period                           19,076     15,326
                                                                         --------   --------
Cash and cash equivalents at end of period                               $ 27,117   $ 22,090
                                                                         ========   ========

Amounts are unaudited.


                       STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                    Three months ended    Nine months ended
                                                       September 30         September 30
                                                    ------------------   -------------------
                                                      1998       1997      1998       1997
                                                    -------    -------   --------   --------
--------------------------------------------------------------------------------------------
Net income                                         $ 8,754    $ 7,873   $ 26,826    $ 24,049
Other comprehensive income
  Currency translation effects                       2,040     (2,469)       890      (6,181)
                                                   -------    -------   --------    --------
Comprehensive income                               $10,794    $ 5,404   $ 27,716    $ 17,868
                                                   =======    =======   ========    ========

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Financial Statements:
-----------------------------

BASIS OF PRESENTATION

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods. The results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. Certain amounts for the 1997 periods have been reclassified to conform to and be consistent with the 1998 presentation.

EARNINGS PER SHARE

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

                                               Three months ended  Nine months ended
                                                 September 30,       September 30,
                                               ------------------  -----------------
                                                 1998      1997      1998     1997
                                               --------  --------  --------  -------
                                                        (amounts in thousands)
Weighted average shares outstanding-basic        23,668    23,243    23,564   23,122
Stock options                                       541       727       554      760
                                                 ------    ------    ------   ------
Weighted average shares outstanding-diluted      24,209    23,970    24,118   23,882
                                                 ======    ======    ======   ======

COMPREHENSIVE INCOME

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

                                     Foreign currency translation
                                    =============================
                                            (amounts in thousands)

Beginning balance (January 1, 1998)                       $(7,702)
Current period change                                         890
                                                        ---------
Ending balance (September 30, 1998)                       $(6,812)
                                                        =========

CONTINGENCIES

On July 9, 1998, following the public announcement by The Dexter Corporation (Dexter), the beneficial owner of approximately 52% of the Company's outstanding common stock, of its intent at such time to acquire the approximately 11.3 million shares of Company common stock that Dexter did not own, at a price of $37 per share in cash (approximately $420 million, excluding payment for vested stock options), subject to certain conditions, several lawsuits purporting to be brought as class actions on behalf of the Company's public stockholders were filed against the Company, Dexter and the Company's directors in the Court of Chancery of the State of Delaware. In September 1998 these lawsuits were consolidated into a single action, titled In re Life Technologies, Inc. Shareholders Litigation, (Consolidated Civil Action No. 16513). The complaint in the consolidated action alleges, among other things, that the defendants have breached and/or may breach their respective fiduciary duties and seeks to enjoin, preliminarily and permanently, the proposed acquisition and to recover monetary damages and costs. The action is now in the discovery phase. Management believes it is not possible at this time to predict the final outcome of this action or whether the ultimate resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

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

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

Revenues were $89.6 million in the third quarter of 1998, an increase of 7% over the third quarter of 1997. Net sales of products other than fetal bovine serum
(FBS) increased by $7.8 million, or 11%, when comparing the third quarter of 1998 with the comparable period of 1997 and excluding the effect of changes due to different currency translation rates. Third quarter 1998 FBS net sales decreased $0.4 million on a currency comparable basis as unit sales increased 2% and average unit selling prices decreased 6%. FBS sales represented 11% of net sales in the third quarter of 1998 compared with 13% in the third quarter of 1997. Net sales in the third quarter of 1998 were $1.6 million, or 2%, lower than they would have been at exchange rates in effect in the third quarter of 1997. Royalty income was $0.5 million in the third quarter of 1998 compared with $0.4 million in the third quarter of 1997.

Gross margins were 54.2% of net sales in both the third quarter of 1998 and 1997. Marketing and administrative expenses were 33.8% of net sales in the third quarter of 1998 and 33.1% in the third quarter of 1997. Third quarter 1998 marketing and administrative expenses include $0.3 million related to the proposal by Dexter Corporation, announced on July 7, 1998, to acquire, for $37 per share, the shares of the Company it does not already own.

Income taxes were 34.1% of income before taxes in the third quarter of 1998 compared with 36.0% of income before taxes in the third quarter of 1997. The effective income tax rate was lower in the 1998 period principally due to the realization of a higher proportion of taxable income in countries with lower tax rates as well as greater benefits from tax credits recognized in the 1998 period.

Net income of $8.8 million in the third quarter of 1998 was an increase of 11% over the third quarter of 1997. Diluted earnings per share of $0.36 in the third quarter of 1998 were 9% greater than diluted earnings per share of $0.33 in the comparable period of 1997. Excluding approximately $0.3 million of expenses related to Dexter Corporation's proposal to acquire the shares of Life Technologies it does not already own, net income was $8.9 million, an increase of 14%, and diluted net income per share was $0.37, an increase of 12% over the comparable period in 1997.


NINE MONTHS RESULTS

Revenues in the first nine months of 1998 were $270.6 million, an increase of 9% compared with revenues of $249.2 million in the comparable period of 1997. Net sales of products other than FBS increased $27.8 million, or 13%, in the first nine months of 1998 compared with the first nine months of 1997 and excluding the effect of changes due to different currency translation rates. FBS net sales increased $0.1 million on a currency comparable basis as unit sales increased 4% and average unit selling prices decreased 4%. FBS sales represented 12% of net sales in the first nine months of 1998 compared with 13% of net sales in the comparable period of 1997. The effect of changes in currency exchange rates reduced net sales in the first nine months of 1998 by $6.9 million, or 3%, when compared with the first nine months of 1997. Royalty income was $1.6 million for the first nine months of 1998 compared with $1.2 million in last year's comparable period.

Gross margins were 53.7% in the first nine months of 1998 compared with 54.3% in the comparable 1997 period. Marketing and administrative expenses were 32.9% of net sales in both the first nine months of 1998 and 1997. Income taxes were 34.7% of income before taxes in the first nine months of 1998 compared with 36.0% of income before taxes in the first nine months of 1997.

For the first nine months of 1998, net income of $26.8 million increased 12% over 1997. Diluted earnings per share for the nine months ended September 30, 1998 were $1.11, an increase of 10% compared with the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $29.6 million in cash during the first nine months of 1998. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1998. Working capital increases were the principal use of cash from operations and were consistent with the Company's increase in sales levels during the year.

The Company paid $21.1 million for capital expenditures in the first nine months of 1998. Capital expenditures included $4.6 million for the exercise of an option to purchase land under a capital lease. The Company also paid $1.0 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc.

Cash used for financing activities included $3.5 million for quarterly dividend payments in the first nine months of 1998. The Company paid $1.9 million to reduce outstanding loans to several banks and reduce the principal balance on a capital lease. The Company received $5.2 million from the exercise of stock options.

The Company is in the process of replacing its core financial, order entry/distribution, and manufacturing systems at its major locations worldwide. The Company has been advised by its software vendor that the release/version of the software being implemented by the Company is Year 2000 compliant. The Company began the installation of this Year 2000 compliant worldwide software in the first quarter of 1998 in the United States, and currently expects U.S. installation to be complete in the third quarter of 1999. The Company plans to complete internal testing and external validation of Year 2000 compliance with respect to this system during the third quarter of 1999. The Company also currently expects to have these new systems installed in Europe and in the Asia/Pacific region by the end of the second quarter 1999, and to test and validate these systems by the end of the century. The Company plans to certify software currently in use at other sites and not replaced by the new systems for Year 2000 compliance by the end of the third quarter of 1999. Although the Company decided to replace these core systems several years ago for reasons unrelated to Year 2000 concerns, a portion of the overall project relates to an unanticipated software upgrade implemented specifically to address Year 2000 issues. Due to the significant amount of time and effort expended for overall systems replacement activities, it is difficult to calculate the actual costs specifically attributable to the Year 2000 software upgrade portion of the project. However, the Company estimates that the cost of this upgrade (which represents costs incurred to date directly related to Year 2000 remediation efforts) approximates $0.4 million.

The Company is also implementing a comprehensive project plan to identify other internal and external systems which may require modification or upgrade to be made Year 2000 compliant. A complete inventory and assessment of these systems is expected to be concluded by the end of 1998. Remediation and testing of non-Year 2000 compliant systems is expected to be completed by the end of the third quarter 1999. As part of this project, the Company expects to develop contingency plans by the third quarter of 1999 which identify workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company is in the process of identifying suppliers of key goods and services to all business areas, and requesting information about their Year 2000 readiness. The Company plans to evaluate this information on a continuing basis into Year 2000, and to develop contingency plans where the information provided raises significant concerns about a vendor's ability to supply the Company on an uninterrupted basis during the Year 2000 transition. As of September 30, 1998, no cost has been incurred related to this part of the project. It is not anticipated that there will be any costs related to this part of the project in 1998. A separate budget of $2.0 million has been submitted for Year 2000 compliance expenditures associated with this project over the next three years. The Company believes that the cost of modifications necessary to become Year 2000 compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

Capital expenditures in 1998 are expected to range from $27-30 million of which $15-18 million is for facility upgrades and expansions with the balance of expected 1998 capital expenditures for new and replacement machinery, equipment and management information systems.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks - Not
         -----------------------------------------------------------
Applicable.

                          PART II - OTHER INFORMATION
                          -------   -----------------


Item 1.   Legal Proceedings
          -----------------

On July 9, 1998, following the public announcement by The Dexter Corporation (Dexter), the beneficial owner of approximately 52% of the Company's outstanding common stock, of its intent at such time to acquire the approximately 11.3 million shares of Company common stock that Dexter did not own, at a price of $37 per share in cash (approximately $420 million, excluding payment for vested stock options), subject to certain conditions, several lawsuits purporting to be brought as class actions on behalf of the Company's public stockholders were filed against the Company, Dexter and the Company's directors in the Court of Chancery of the State of Delaware. In September 1998 these lawsuits were consolidated into a single action, titled In re Life Technologies, Inc. Shareholders Litigation, (Consolidated Civil Action No. 16513). The complaint in the consolidated action alleges, among other things, that the defendants have breached and/or may breach their respective fiduciary duties and seeks to enjoin, preliminarily and permanently, the proposed acquisition and to recover monetary damages and costs. The action is now in the discovery phase.

Item 2.   Changes in Securities and Use of Proceeds - Not applicable.
          -----------------------------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.
          ---------------------------------------------------

Item 5.   Other Information - None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:
          15.   Letter re unaudited interim financial statements.
          27.   Financial data schedule

    (b)   Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated July 16, 1998 reporting (i) the receipt by the Company of a written proposal from Dexter Corporation ("Dexter") to acquire the approximately 11.3 million shares of Company common stock that Dexter did not own, at a price of $37 per share in cash (the "Proposal"), (ii) the formation of a special committee of independent directors to consider the Proposal, and (iii) the filing of a lawsuit against the Company, Dexter and the Company's directors in the Court of Chancery of the State of Delaware by Ellis Investments, Ltd., a stockholder of the Company, who was seeking class action certification for its lawsuit, alleging, among other things, that the defendants then have breached and/or may breach their respective fiduciary duties and seeking to enjoin, preliminarily and permanently, the proposed transaction.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LIFE TECHNOLOGIES, INC.



Date:  Nov. 6, 1998                   By:
                                      ---------------------------------
                                      Joseph C. Stokes, Jr.
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Authorized Signatory)



                                      By:
                                      ----------------------------------
                                      C. Eric Winzer
                                      Controller
                                      (Principal Accounting
                                      Officer)

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LIFE TECHNOLOGIES, INC.



Date:  Nov. 6, 1998                  By:/s/ Joseph C. Stokes, Jr.
                                     ------------------------------
                                     Joseph C. Stokes, Jr.
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Authorized Signatory)



                                     By:/s/ C. Eric Winzer
                                     ----------------------------
                                     C. Eric Winzer
                                     Controller
                                     (Principal Accounting
                                     Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of September 30, 1998, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related condensed consolidated statement of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements.



                                    /s/ PricewaterhouseCoopers LLP
                                    PRICEWATERHOUSECOOPERS LLP



McLean, Virginia
October 12, 1998

                                 EXHIBIT INDEX
                                 -------------


                                                                            Page
                                                                            ----



Exhibit 15    Letter re unaudited interim financial information              15

Exhibit 27    Financial data schedule                                        17