Form 10-K
period 1998-12-31
LIFE TECHNOLOGIES INC
filed 1999-03-09
CIK 727737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the fiscal year ended    December 31, 1998
                                       -----------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999 was $249,515,560.

The number of shares of Common Stock outstanding as of March 5, 1999 was 24,944,867.

                      Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 1999 are incorporated by reference in Part III of this Report.

As used herein, the terms "LTI" and the "Company" shall mean Life Technologies, Inc. and its subsidiaries unless the context otherwise indicates and the term "Proxy Statement" shall mean the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 4, 1999.


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

                             PRODUCTS AND SERVICES
                             ---------------------

Information regarding the Company's products and services is contained in the Financial Note entitled "Segment Reporting and Related Information" on pages F-22 through F-24 of this 1998 Annual Report on Form 10-K.

                 GEOGRAPHIC AND OPERATING SEGMENT INFORMATION
                 --------------------------------------------

Information regarding geographic and operating segment information is contained in the Financial Note entitled "Segment Reporting and Related Information" on pages F-22 through F-24 of this 1998 Annual Report on Form 10-K.

                              SALES AND MARKETING
                              -------------------

At December 31, 1998, the Company had approximately 174 employees worldwide who were employed in direct field sales. Most of the Company's products are sold throughout the world by its own sales employees, and the remaining products are sold through agents or distributors.

                           RESEARCH AND DEVELOPMENT
                           ------------------------

The Company believes that a strong research and product development effort is important to its future growth. The Company's investment in research and development was $21.9 million in 1998, $21.3 million in 1997 and $19.1 million in 1996. R&D expenses in 1998, 1997 and 1996 were primarily directed toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

The Company conducts most of its research and development activities at its own facilities using its own personnel. At December 31, 1998, the Company had approximately 146 employees principally engaged in research and development. The Company's scientific staff is augmented by advisory relationships with a number of scientists.

The Company's research and development activity is aimed at maintaining a leadership position in providing research tools to the life sciences research market and enhancing its market position as a supplier of products used to manufacture genetically engineered pharmaceuticals and other materials.

                                  COMPETITION
                                  -----------

Only one company is known to compete with the Company in all its major product lines, but in each product line competition is offered by a number of companies, including companies substantially larger and with greater financial resources than LTI. In the Company's view, competitive position in its markets is determined by product quality, speed of delivery, technical support, price, breadth of product line, and timely product development. The Company believes its customers are diverse and place varying degrees of importance on the competitive attributes listed above. While it is difficult to rank these attributes for all its customers in the aggregate, the Company believes it is well positioned to compete in each category.

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

The Company has obtained rights to products and technologies under a number of license agreements with universities and others. In 1998, approximately 17% of the Company's net sales were related to products which were licensed from others or which incorporated technologies licensed from others. The Company intends to continue its current strategy of seeking licenses to technologies and products from sources around the world.

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

                                   SUPPLIERS
                                   ---------

The Company buys materials for its products from many suppliers, including certain affiliated joint ventures, and is not dependent on any one supplier or group of suppliers. Raw materials, other than raw fetal bovine serum ("FBS"), are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of the Company's major products, its price is unstable, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. The Company acquires raw FBS products from various suppliers, including affiliated joint ventures. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to the Company.

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

                             GOVERNMENT REGULATION
                             ---------------------

Certain of the Company's cell culture products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act with respect to testing, safety, efficacy, marketing, labeling and other matters. In addition, the Company's manufacturing facilities for the production of in vitro diagnostic cell culture products are subject to periodic inspection by the U.S. Food and Drug Administration ("FDA") and other product-oriented federal agencies and various state and local authorities in the U.S. Such facilities are believed to be in compliance in all material respects with the requirements of the FDA's current Good Manufacturing Practices, other federal, state and local regulations and other quality standards such as ISO 9000.

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

In addition to the foregoing, the Company is subject to other federal, state and local laws and ordinances applicable to its business, including the Occupational Safety and Health Act, the Clean Water Act, the Toxic Substances Control Act, the Clean Air Act, various statutes and regulations applicable to the use of radioactive material, national restrictions on technology transfer, import, export and customs regulations, statutes and regulations relating to government contracting, and similar laws and regulations in foreign countries. In particular, the Company is subject to European regulations regarding importation of animal-derived products such as FBS.

                                   EMPLOYEES
                                   ---------

At December 31, 1998, the Company had approximately 1,759 full-time and 49 part-time employees, approximately 677 of whom were employed outside the United States. No employees are covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

ITEM 2.     PROPERTIES
-------     ----------

The Company owns or leases property at the following principal locations, each of which contains manufacturing, storage, laboratory or office facilities:

Rockville, Maryland  (Owned)
Frederick, Maryland  (Owned and leased)
Glasgow area, principally Inchinnan, Scotland  (Owned and leased)
Grand Island, New York  (Owned)
Auckland, New Zealand (Owned and leased)

The Company owns or leases certain other properties throughout the world in addition to the principal properties listed. The terms of the leases for properties to which the Company is a party range in expiration dates from 1999 to 2020, and some are renewable.

Many of the Company's plants have been constructed, renovated, or expanded one or more times during the past ten years. The Company is currently using substantially all of its space with some space available for expansion at some of its locations. The Company considers the facilities to be in a condition suitable for their current uses. Because of anticipated growth in the business and due to the increasing requirements of customers or regulatory agencies, the Company may need to acquire additional space or upgrade and enhance existing space during the next five years.

Additional information regarding the Company's properties is contained in Item 7 of this 1998 Annual Report on Form 10-K in the sections entitled "1998 Cash Flows" and "1999 Cash Flows" as well as in the Financial Notes entitled "Property, Plant and Equipment" and "Leases" on pages F-10 and F-11 of this 1998 Annual Report on Form 10-K.

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

The Company is involved in various legal proceedings, including class actions, that are incidental to its business. The Company is not involved in any pending legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

From July 8 to July 10, 1998, several lawsuits purporting to be brought as class actions on behalf of the Company's public stockholders were filed against the Company, Dexter Corporation ("Dexter") and the Company's directors (with whom the Company has indemnification agreements) in the Court of Chancery of the State of Delaware. In September 1998 these lawsuits were consolidated into a single action, titled In re Life Technologies, Inc. Shareholders Litigation (Consolidated Civil Action No. 16513). On November 6, 1998, an Amended Consolidated Class Action Complaint, a motion for preliminary injunction and a motion for expedited proceedings were filed in the Court of Chancery of the State of Delaware. The amended consolidated complaint alleges, among other things, that Dexter and the defendant directors of the Company who are affiliated with Dexter or are officers of the Company have breached their respective fiduciary duties to the Company's public stockholders. The amended consolidated complaint seeks to enjoin defendants, preliminarily and permanently, from consummating a tender offer by Dexter, to require Dexter to supplement its Offer to Purchase and to recover monetary damages and fees and expenses of litigation. On November 9, 1998, the Delaware Chancery Court scheduled a hearing to be held on November 24, 1998, with respect to the motion for preliminary injunction filed on November 6, 1998. At the November 24, 1998 hearing, the Court of Chancery of the State of Delaware denied the plaintiffs' motion for preliminary injunction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The Board of Directors elects all executive officers of the Company. Each executive officer holds his or her office until the earlier of his or her death, resignation, removal from office or the election or appointment of his or her successor. No family relationships exist among any of the Company's executive officers, directors or persons nominated to serve as such. The positions held and period during which the executive officers have served in those positions are set forth below:

J. STARK THOMPSON, PH.D. (age: 57; years of service: 10) was elected President and Chief Executive Officer of the Company in August 1988 and became a director of the Company in September 1988. Prior to joining the Company, he had been with E.I. DuPont de Nemours & Company ("DuPont") for 21 years.

JOHN V. COOPER (age 47; years of service: 7) was elected Senior Vice President and General Manager, Americas Research Products Division, effective February 2, 1999. Prior thereto, he held the position of Vice President and General Manager, Americas Research Products Division, effective April 13, 1993. Prior thereto, he held several managerial positions with the Company since joining the Company in 1992. Prior to joining the Company, he had been a Worldwide Business Manager in Printed Circuit Materials for DuPont.

THOMAS M. COUTTS (age: 54; years of service: 29) was elected Senior Vice President and General Manager, European Division, effective March 1, 1989. Prior thereto, he had been Vice President of Life Technologies, Europe.

BRIAN D. GRAVES (age: 57; years of service: 17) was elected Vice President and General Manager, U.S. Industrial Bioproducts Division, effective July 1, 1990. Prior thereto, he had been Vice President of Sales and Marketing, U.S. Research Products Division, for the Company.

TIMOTHY E. PIERCE, PH.D. (age: 57; years of service: 8) was elected Vice President and General Manager, Asia Pacific Division, effective September 18, 1990.

JOSEPH C. STOKES, JR. (age: 51; years of service: 10) was elected Senior Vice President and Chief Financial Officer, effective July 16, 1996. Prior thereto, he held the position of Vice President, Finance, Secretary and Treasurer, effective March 1, 1989. He was appointed a director of the Company on February 2, 1999.

ROSEMARY J. VERSTEEGEN, PH.D. (age: 50; years of service: 17) was elected a Vice President of the Company on April 16, 1991. Prior thereto, she held several managerial positions with the Company since joining the Company in 1982.

DEREK E. WOODS, PH.D. (age: 48; years of service: 3) was elected Vice President, Research and Development on April 15, 1997, and prior thereto had served in that position as an appointed officer since joining the Company in 1996. Prior thereto, he worked for Johnson & Johnson in various research and business development positions.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol:
LTEK. Prior to the close of business on February 1, 1999, the Company's Common Stock was quoted on the Nasdaq National Market under the symbol: LTEK.

Effective with the close of business on February 1, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market, because of the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market, including the number of shareholders and public float requirements. The Company fell out of compliance with certain requirements as a result of the completed tender offer for the Company's Common Stock by Dexter Corporation. The high and low sales prices for the Company's Common Stock for each quarter of 1997 and 1998 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-21 of this 1998 Annual Report on Form 10-K.

The number of stockholders of record of the Company's Common Stock at March 5, 1999 was 354. At March 5, 1999, Dexter Corporation owned approximately 71% of the outstanding Common Stock of the Company.

The Company's Board of Directors has declared regular quarterly cash dividends in each fiscal quarter since the second quarter of 1991. For the previous three years, cash dividends declared were: $0.03-1/3 per share in the first quarter of 1996, $0.04 per share for the remaining three fiscal quarters of 1996 and the first two quarters of 1997, and $0.05 per share for the last two quarters of 1997 and all four quarters of 1998. The Company's Board of Directors expects to consider the declaration and payment of quarterly dividends based on future operating results.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

This information has been derived from, and should be read in conjunction with, the related consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 1998 Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                            -----------------------
                 (amounts in thousands, except per share data)


                                        1998      1997      1996      1995      1994
                                      --------  --------  --------  --------  --------
FOR THE YEAR
  Revenues                            $364,206  $332,808  $310,339  $272,299  $235,262
  Research and development
    expenses                            21,880    21,281    19,084    15,871    15,000
  Shareholder acquisition expenses       5,335         -         -         -         -
  Gain on product line disposal              -         -     2,569         -         -
  Operating income                      50,509    50,934    46,101    34,152    28,040
  Net income                            31,303    32,235    28,700    22,277    18,207
  Additions to property, plant
    and equipment                     $ 18,024  $ 23,386  $ 42,151  $ 11,159  $ 12,123
  Average shares outstanding:
    Basic                               23,687    23,171    22,881    22,601    22,457
    Diluted                             24,204    23,945    23,504    22,929    22,607
AT DECEMBER 31
  Cash and cash equivalents           $ 56,047  $ 19,076  $ 15,326  $ 23,201  $ 13,246
  Working capital                      160,403   100,927    84,196    96,761    71,255
  Total assets                         353,587   280,274   253,931   208,744   171,747
  Long-term debt                             -     4,564     4,668     1,451         -
  Stockholders' equity                 276,108   208,724   182,919   153,925   130,129
    Per share                         $  11.07  $   8.94  $   7.97  $   6.76  $   5.79
  Shares outstanding                    24,941    23,351    22,951    22,773    22,471
PER SHARE
  Net income:
    Basic                             $   1.32  $   1.39  $   1.25  $    .99  $    .81
    Diluted                               1.29      1.35      1.22       .97       .81
  Cash dividends declared                  .20       .18   .15 1/3   .13 1/3   .13 1/3
  Market price:
    High                                    40    35 7/8    26 1/2    18 1/3    13 1/2
    Low                                 29 3/8    24 1/4    15 1/3    11 2/3        10
    Close                               38 7/8    33 1/4        25    18 1/6        13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this 1998 Annual Report on Form 10-K. See in particular the sections entitled "Business Outlook" and "1999 Cash Flows".

The information in this Item 7 should be read in conjunction with the related consolidated financial statements and notes thereto contained elsewhere in this 1998 Annual Report on Form 10-K.

GENERAL

The Company develops, manufactures, and sells cell culture and cell and molecular biology products, services and technologies. Many of the Company's products are sold under the GIBCO BRL brand name. Cell culture products and services are used to grow cells under laboratory conditions and for the commercial manufacture of pharmaceuticals and other life sciences products. Cell culture products include cell and tissue culture media, reagents, fetal bovine ("FBS") and other animal sera, growth and attachment factors, and plasticware. Cell and molecular biology products, services and technologies are used to identify, isolate, and manipulate the metabolic processes and genetic material of living organisms. Cell and molecular biology products include enzymes, nucleic acids, lipids, competent cells, custom oligonucleotides, and related products.

RESULTS OF OPERATIONS

REVENUES

Revenues for the Company's operating segments in 1998, 1997 and 1996 compare as follows:

  (amounts in thousands)    1998      1997      1996
------------------------  --------  --------  --------
Americas Research         $129,428  $118,095  $108,041
U.S. Bioindustrial          71,634    61,335    51,025
Europe                     116,996   105,682   106,041
Asia Pacific                43,915    45,756    43,386
Other                        2,233     1,940     1,846
------------------------  --------  --------  --------
Consolidated revenues     $364,206  $332,808  $310,339
========================  ========  ========  ========

Revenues for 1998 were $364.2 million, an increase of $31.4 million, or 9%, over 1997 revenues. The effect of changes in currency exchange rates reduced 1998 revenues by $6.4 million, or 2%, when compared with 1997 revenues. Revenues for the Americas Research segment increased approximately 10% when comparing 1998 with 1997. The effect of changes in currency exchange rates reduced 1998 revenues for the Americas Research segment by $0.9 million, or 1%, when compared with 1997 revenues. Revenues in Latin America increased significantly in 1998 when compared with 1997. This increase was directly related to the establishment of a Company subsidiary in Brazil in late 1997. Sales of custom oligonucleotides for the Americas Research segment increased approximately 29% in 1998 compared with 1997 and contributed approximately 2% of the 10% increase in segment revenues. Revenues for the U.S. Bioindustrial segment increased approximately 17% when comparing 1998 with 1997. Sales of enzymes increased approximately 70%, reflecting a significant increase in enzyme sales to customers for use in commercial diagnostic applications. Sales of custom oligonucleotides for the U.S. Bioindustrial segment increased approximately 47% in 1998 compared with 1997. Revenues for the European segment increased approximately 11% in 1998 compared with 1997. The effect of changes in currency exchange rates reduced 1998 revenues for the European segment by $1.1 million, or 1%, when compared with 1997 revenues. Sales of cell and molecular biology products increased 13% on a currency comparable basis and included a 33% increase in custom oligonucleotide sales. Revenues for the Asia Pacific segment decreased approximately 4% when comparing 1998 with 1997. The effect of changes in currency exchange rates reduced 1998 revenues for the Asia Pacific segment by $4.3 million, or 9%, when compared with 1997 revenues. Sales of cell and molecular biology products increased 11% on a currency comparable basis in the Asia Pacific segment when comparing 1998 revenues with 1997.

Revenues for 1997 were $332.8 million, an increase of $22.5 million, or 7%, over 1996 revenues. The effect of changes in currency exchange rates reduced 1997 revenues by $12.7 million, or 4% when compared with 1996 revenues. Revenues for the Americas Research segment increased approximately 9% when comparing 1997 with 1996. The effect of changes in currency exchange rates decreased 1997 revenues for the Americas Research segment by $0.2 million when compared with revenues in 1996. Sales of cell and molecular biology products increased 13% on a currency comparable basis and included a 56% increase in custom oligonucleotide sales. Revenues for the U.S. Bioindustrial segment increased approximately 20% in 1997 compared with 1996 revenues. Sales of cell and molecular biology products for the U.S. Bioindustrial Segment increased 30% when comparing 1997 revenues with 1996 and included increases in custom oligonucleotide and enzyme sales of 80% and 45%, respectively. Revenues for the European segment were essentially unchanged in 1997 from 1996. The effect of changes in currency exchange rates decreased 1997 revenues for the European segment by $9.0 million, or 9%, when compared with revenues in 1996. Sales of cell and molecular biology products for the European segment increased 14% on a currency comparable basis and included an 82% increase in custom oligonucleotide sales. Revenues for the Asia Pacific segment increased approximately 6% in 1997 over 1996. The effect of changes in currency exchange rates decreased 1997 revenues for the Asia Pacific segment by $3.5 million, or 8%, when compared with 1996. Sales of cell and molecular biology products for the Asia Pacific segment increased 23% on a currency comparable basis and included a 114% increase in custom oligonucleitide sales.

Royalty income was $2.5 million, $1.8 million and $0.9 million in 1998, 1997 and 1996, respectively. Royalty income relates principally to the Company's patented technology to improve the accuracy of amplification based assays. The Company generally grants a license to this technology for an up-front fee and future royalties on sales of products which incorporate the licensed technology. Royalty income based on licensee sales of products incorporating technology licensed from the Company was $2.2 million in 1998, $1.6 million in 1997 and $0.4 million in 1996.

COST OF SALES - GROSS MARGIN

Gross margins were 53.6% of net sales in 1998 compared with 53.9% of net sales in 1997. FBS gross margins improved slightly in 1998 when compared with 1997, as unit costs decreased at a greater rate than unit selling prices. The Company reduced its LIFO reserves in the amount of $0.2 million during 1998, largely as a result of lower unit costs for FBS. Gross margins benefited from production efficiencies when comparing 1998 with 1997 but were negatively affected by unfavorable currency comparisons.

Gross margins were 53.9% of net sales in 1997 compared with 52.5% of net sales in 1996. FBS gross margins improved in 1997 when compared with 1996, principally due to lower unit costs in 1997 compared with 1996. The Company reduced its LIFO reserves in the amount of $1.4 million during 1997, largely as a result of lower unit costs for FBS. Gross margins also benefited from a favorable change in the mix of sales, production efficiencies and lower scrap costs.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were 32.8% of net sales in 1998 and 32.6% of net sales in both 1997 and 1996. The Company has increased its spending for marketing and administrative expenses over the period from 1996 to 1998, expressed as a percentage of sales, to implement its new core business enterprise management information systems and to acquire and protect intellectual property rights. Costs related to operating the Company's new Brazilian subsidiary increased marketing and administrative expenses as a percentage of sales when comparing 1998 with 1997.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

Research and development expenses were $21.9 million in 1998, $21.3 million in 1997 and $19.1 million in 1996. R&D expenses in 1998, 1997 and 1996 were directed primarily toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

Research and development expenses represented 6.0%, 6.4% and 6.2% of net sales in 1998, 1997 and 1996, respectively.

SHAREHOLDER ACQUISITION EXPENSES

The Company reported $5.3 million in expenses in 1998 related to the acquisition of additional shares of the Company by Dexter Corporation ("Dexter"). Dexter announced on July 7, 1998 its intention to acquire, for $37 per share in cash, the shares of the Company it did not already own. Shortly thereafter, the Board of Directors of the Company appointed a special committee of the board, consisting of independent directors, to evaluate Dexter's proposal. The special committee engaged legal and investment banking advisors to support their evaluation. On November 2, 1998, Dexter commenced a tender offer to acquire the shares of the Company it did not already own which ultimately resulted in their acquisition of an additional 22% of the Company in late December, 1998. Approximately $4.0 million of the shareholder acquisition expenses reported in 1998 was for investment banking services in support of the special committee's evaluation. The remaining shareholder acquisition expenses were primarily legal expenses associated with the transaction. As of December 31, 1998, Dexter owned approximately 71% of the Company.

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

OPERATING INCOME

Operating income for 1998 was $50.5 million, a decrease of 1% compared with 1997. Excluding the $5.3 million in expenses related to the acquisition of additional shares by Dexter, operating income increased 10% in 1998 when compared with 1997. Changes in currency exchange rates used to translate non-U.S. earnings to U.S. dollars decreased operating income in 1998 by $0.9 million when compared with 1997.

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

OTHER INCOME AND EXPENSES

Investment income was $0.7 million in 1998, $0.5 million in 1997 and $0.7 million in 1996. Investment income in 1996 included $0.1 million related to an interest bearing note received upon the disposition of the Company's molecular diagnostics product line in late 1990. Apart from the interest on the aforementioned note, interest income varied from 1996 to 1998 based on changes in available cash and prevailing interest rates.

INCOME TAXES

Income taxes were 37.5% of income before taxes in 1998 compared with 36.0% of income before taxes in both 1997 and 1996. The effective income tax rate was higher in 1998 reflecting limited income tax benefits related to the shareholder acquisition expenses reported in 1998. Apart from the effect on income tax expense related to the shareholder acquisition expenses, the effective income tax rate would have been 34.5% in 1998. The reduction in the adjusted 1998 income tax rate compared with the 1997 income tax rate was due to the realization of a higher proportion of taxable income in countries with lower tax rates as well as greater benefits from tax credits recognized in 1998.

MINORITY INTERESTS

Income attributed to minority interest investors was $0.6 million in 1998, $0.6 million in 1997 and $1.2 million in 1996. The decrease in 1997 compared with 1996 is due to lower minority ownership in the Company's Japanese subsidiary in 1997 compared with 1996, as well as lower earnings in 1997 at entities less than 100% owned by the Company.

NET INCOME

Net income was $31.3 million in 1998, $32.2 million in 1997 and $28.7 million in 1996. Excluding shareholder acquisition expenses and the related income tax effect from 1998 results, and the one-time gain on the product line disposal from 1996 results, net income has increased 13%, 19% and 21% in 1998, 1997, and 1996, respectively.

EARNINGS PER SHARE

Diluted earnings per share were $1.29 in 1998, a 4% decrease compared with diluted earnings per share of $1.35 in 1997. Excluding approximately $5.3 million of expenses related to the acquisition of additional shares of the

Company by Dexter, 1998 diluted earnings per share were $1.50, an increase of 11% over the previous year.

Diluted earnings per share were $1.35 in 1997, which constituted an increase of 11% when compared with diluted earnings per share of $1.22 in 1996. Excluding the one-time gain reported in 1996 related to the disposition of a product line, diluted earnings per share increased 17%.

BUSINESS OUTLOOK

The Company expects to concentrate on its core cell culture and cell and molecular biology product lines and related service and technology offerings in 1999. Future trends in the Company's markets may be affected by government funding for life sciences research, the number of new products developed and introduced by the Company, its competitors and its customers, and changes in technology and scientific discoveries.

Changes in currency exchange rates, economic and currency instability, especially in Asia and Latin America, the supply and price of FBS, and the availability of well-trained employees throughout the world are factors that could have a significant effect on the Company in 1999. A strengthening of the U.S. dollar and Pound Sterling against other currencies could have a negative effect on the Company's operating results.

Volatility in the FBS market could significantly affect the Company's operating results. The market volatility of FBS and the increasing demand for alternative media provide strong incentive to develop products and technologies which are not dependent on animal sera raw materials. To date, serum-free media has only been developed for specific, relatively narrow purposes. If a more broadly applicable alternative to animal derived products were developed, it could have a significant effect on the Company's operating results, which could be positive or negative, depending on what rights were held by the Company in the alternative products.

Heightened worldwide safety and environmental concerns are likely to lead to increased regulation in these areas. The Company is committed to promoting the safety and health of its employees and the environment and will remain pro-active in complying with federal, state and local regulations.

The Company is in the process of replacing its core financial, order entry/distribution, and manufacturing systems at its major locations worldwide. The Company has been advised by its software vendor that the release/version of the software being implemented by the Company is Year 2000 compliant. The Company began the installation of this software in the first quarter of 1998 in the United States, and currently expects U.S. installation to be complete in the third quarter of 1999. The Company plans to complete internal testing and external validation of Year 2000 compliance with respect to this system during the third quarter of 1999. The Company also currently expects to have these new systems installed in Europe and in the Asia/Pacific region by the end of the second quarter 1999, and to test and validate these systems by the end of the century. The Company plans to certify software currently in use at other sites and not replaced by the new systems for Year 2000 compliance by the third quarter of 1999. As previously reported, although the Company decided to replace these core systems several years ago for reasons unrelated to Year 2000 concerns, a portion of the overall project relates to an unanticipated software upgrade implemented specifically to address Year 2000 issues. Due to the significant amount of time and effort expended for overall systems replacement activities, it is difficult to calculate the actual costs specifically attributable to the Year 2000 software upgrade portion of the project. However, the Company estimates that the cost of this upgrade (which represents external costs incurred to date directly related to Year 2000 remediation efforts) approximates $0.1 million.

The Company is also implementing a comprehensive project plan to identify other internal and external systems which may require modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was substantially complete by the end of 1998. Remediation and testing of non-Year 2000 compliant systems is expected to be completed by the end of the third quarter 1999. As part of this project, the Company expects to develop and test contingency plans by the third quarter of 1999 which identify workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company is in the process of identifying suppliers of key goods and services to all business areas, and requesting information about their Year 2000 readiness. The Company plans to evaluate this information on a continuing basis into Year 2000, and to develop contingency plans where the information provided raises significant concerns about a vendor's ability to supply the Company on an uninterrupted basis during the Year 2000 transition. As of December 31, 1998, costs incurred related to this part of the project were not material. The Company believes that the cost of modifications necessary to become Year 2000 compliant will be approximately $2.0 million, principally for capital expenditures. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

1998 CASH FLOWS

The Company generated $42.1 million in cash from operations during 1998. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1998. The components of working capital increased at a rate generally commensurate with the increase in net sales and, in the aggregate, required $6.3 million in cash during 1998.

The Company paid $25.4 million in cash for capital expenditures in 1998. Capital spending in 1998 included $4.6 million for land under a capital lease at the Company's headquarters in Rockville, Maryland and $3.8 million to complete the Company's new administrative and R&D facilities at that site. The Company also spent $6.9 million to relocate and consolidate its U.S.-based cell generation and custom oligonucleotide production facilities to its core cell and molecular biology production facility in Frederick, Maryland. The balance of 1998 capital spending was principally for new and replacement machinery and equipment and management information systems related to the Company's ongoing business operations. The Company paid $1.1 million in deferred purchase payments related to the 1996 acquisition of Custom Primers, Inc., a California-based producer of oligonucleotides. Cash provided from other investing activities was principally related to the disposition of excess land owned by the Company in Gaithersburg, Maryland at the former site of its cell and molecular biology R&D facility and Company headquarters.

Financing activities provided $21.3 million in cash to the Company during 1998. The Company received $27.1 million in cash during 1998 related to the exercise of stock options. Substantially all vested stock options were exercised prior to consummation of Dexter's tender offer for additional shares of the Company in December, 1998. The Company used $4.7 million for its quarterly cash dividends and $1.0 million to reduce debt in 1998.

1999 CASH FLOWS

Capital expenditures in 1999 are expected to range from $30-35 million. The Company is contemplating additional facility upgrades and expansions of $15-20 million with the balance of expected 1999 capital expenditures for new and replacement machinery, equipment and management information systems.

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

The Company currently has an unused short-term revolving credit facility with Dexter Corporation, an affiliate of the Company, in the amount of $8.0 million.

The Company believes it will be able to generate sufficient cash from its operations and its existing credit facility to meet all its anticipated cash requirements in 1999, apart from any significant business acquisition which may occur and which may be financed using cash from operations, debt, equity, or other sources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Life Technologies is exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in the financial note entitled "Currency Effects" on pages F-17 and F-18 of this 1998 Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The Financial Statements and Supplementary Data appear on pages F-1 through F-24 of this 1998 Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None
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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The information required by this item is contained under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" in the Company's Proxy Statement, which is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

None.
                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a) (1)   Financial Statements:

          a.  Report of Independent Accountants

          b. Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996

          c. Consolidated Statement of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

          d.  Consolidated Balance Sheet as of December 31,
              1998 and 1997

          e. Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          f.  Consolidated Statement of Changes in
              Stockholders' Equity for the years ended
              December 31, 1998, 1997 and 1996

          g.  Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedules:

          None.

          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's consolidated financial statements.

(a) (3)   Exhibits:

          Exhibit numbers 10(A),(B),(C),(D),(E),(F),(G),(H),(I),(J),(K),(L) (M),
          (N), (O) and (P) are management contracts, compensatory plans, contracts or arrangements.

          3(A) Certificate of Incorporation of the Registrant, including
               Amendment to Certificate of Incorporation dated April 17, 1987 and Amendment to Certificate of Incorporation dated April 14, 1998, previously filed as Exhibit 3(A) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

          3(B) By-laws of the Registrant, as amended and restated on April 16, 1991, previously filed as Exhibit 3(B) to the Registrant's Annual Report on Form 10-K for the year ended

                 December 31, 1991, SEC file no. 0-14991, which is incorporated herein by reference.

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

          10(H) Change-in-Control Agreement dated February 13, 1997, between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

          10(I) Form of Employment Agreement effective February 13, 1997, between the Registrant and certain executive officers of the Registrant regarding certain severance benefits in the event of termination of employment following a change in control, as defined in the agreement, previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference

          10(J) 1991 Stock Option Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9, 1991, which is incorporated herein by reference.

          10(K) 1995 Long-term Incentive Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 33-59741, dated June 1, 1995, which is incorporated herein by reference.

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

          10(N) 1997 Long-term Incentive Plan, previously filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8 No. 333-28607, dated June 6, 1997, which is incorporated herein by reference.

          10(O)  Form of Indemnity Agreement between Registrant and Directors.

          10(P) Form of Indemnity Agreement between Registrant and Executive Officers.

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

(b)       Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated November 3, 1998, reporting that two directors of the Company, Frank E. Samuel, Jr. and Iain C. Wylie, resigned as members of the Company's Board of Directors effective November 3, 1998. Copies of the letters of resignation (including attachments) and the Company's press release filed in connection with receipt of the resignations were included in the Current Report on Form 8-K.

(c)       Exhibits
          See (a) (3) above.

(d)       Financial Statement Schedules
          See (a) (2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 9, 1999           LIFE TECHNOLOGIES, INC.
                                (Registrant)


                                By /s/ Joseph C. Stokes, Jr.
                                ----------------------------------------
                                Joseph C. Stokes, Jr.
                                Senior Vice President and
                                Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Thomas H. Adams, Ph.D.      /s/ J. Stark Thompson, Ph.D.
----------------------------    ----------------------------------------
Thomas H. Adams, Ph.D.          J. Stark Thompson, Ph.D.
Director                        President and Chief Executive Officer
                                and Director
                                (Principal Executive Officer)


/s/ Bruce H. Beatt              /s/ K. Grahame Walker
----------------------------    ----------------------------------------
Bruce H. Beatt                  K. Grahame Walker
Director                        Chairman of the Board of Directors


/s/ Kathleen Burdett            /s/ George M. Whitesides
----------------------------    ----------------------------------------
Kathleen Burdett                George M. Whitesides
Director                        Director


/s/ R. Barry Gettins, Ph.D.     /s/ Joseph C. Stokes, Jr.
----------------------------    ----------------------------------------
R. Barry Gettins, Ph.D.         Joseph C. Stokes, Jr.
Director                        Senior Vice President and
                                Chief Financial Officer and Director
                                (Principal Financial Officer)


/s/ Peter G. Kelly              /s/ C. Eric Winzer
----------------------------    ----------------------------------------
Peter G. Kelly                  C. Eric Winzer
Director                        Controller
                                (Principal Accounting Officer)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIFE TECHNOLOGIES, INC.
                                (Registrant)


                                By
                                ----------------------------------------
                                Joseph C. Stokes, Jr.
                                Senior Vice President and
                                Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


----------------------------    ----------------------------------------
Thomas H. Adams, Ph.D.          J. Stark Thompson, Ph.D.
Director                        President and Chief Executive Officer
                                and Director
                                (Principal Executive Officer)


----------------------------    ----------------------------------------
Bruce H. Beatt                  K. Grahame Walker
Director                        Chairman of the Board of Directors


----------------------------    ----------------------------------------
Kathleen Burdett                George M. Whitesides
Director                        Director


----------------------------    ----------------------------------------
R. Barry Gettins, Ph.D.         Joseph C. Stokes, Jr.
Director                        Senior Vice President and
                                Chief Financial Officer and Director
                                (Principal Financial Officer)

----------------------------    ----------------------------------------
Peter G. Kelly                  C. Eric Winzer
Director                        Controller
                                (Principal Accounting Officer)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
          Index to Consolidated Financial Statements              F-1

          Report of Independent Accountants                       F-2

          Consolidated Statement of Income for the
          years ended December 31, 1998, 1997 and 1996            F-3

          Consolidated Statement of Comprehensive Income
          for the years ended December 31, 1998, 1997 and 1996    F-3

          Consolidated Balance Sheet as of December 31,
          1998 and 1997                                           F-4

          Consolidated Statement of Cash Flows for the
          years ended December 31, 1998, 1997 and 1996            F-5

          Consolidated Statement of Changes in                    F-6
          Stockholders' Equity for the years ended
          December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements              F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Life Technologies, Inc.


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Life Technologies, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                             /s/ PricewaterhouseCoopers LLP
                                             ------------------------------


McLean, Virginia
January 22, 1999

                            Life Technologies, Inc.
                       Consolidated Statement of Income
                 (amounts in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                           1998       1997        1996
====================================================================================================================================
Revenues:
  Net sales                                                                              $361,726   $330,967    $309,455
  Net royalties                                                                             2,480      1,841         884
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                         364,206    332,808     310,339
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of sales                                                                           167,862    152,547     146,926
  Marketing and administrative                                                            118,620    108,046     100,797
  Research and development                                                                 21,880     21,281      19,084
  Shareholder acquisition expenses                                                          5,335          -           -
  Gain on product line disposal                                                                 -          -      (2,569)
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                                         313,697    281,874     264,238
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                           50,509     50,934      46,101
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Investment income                                                                           697        474         708
  Interest expense                                                                            (91)       (70)        (89)
------------------------------------------------------------------------------------------------------------------------------------
   Total other income                                                                         606        404         619
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                 51,115     51,338      46,720
Income taxes                                                                               19,168     18,481      16,819
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                                           31,947     32,857      29,901
Minority interests                                                                           (644)      (622)     (1,201)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 31,303   $ 32,235    $ 28,700
====================================================================================================================================
Earnings per share:
   Basic                                                                                 $   1.32   $   1.39    $   1.25
   Diluted                                                                               $   1.29   $   1.35    $   1.22
Average shares outstanding:
   Basic                                                                                   23,687     23,171      22,881
   Diluted                                                                                 24,204     23,945      23,504
Cash dividends declared per share                                                        $    .20   $    .18    $.15 1/3
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                            Life Technologies, Inc.
                Consolidated Statement of Comprehensive Income
                            (amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                          1998      1997      1996
====================================================================================================================================
Net income                                                                               $31,303  $32,235   $28,700
Other comprehensive income
   Currency translation effects                                                            1,292   (8,414)   (1,378)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                     $32,595  $23,821   $27,322
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                          Consolidated Balance Sheet
                   (amounts in thousands, except share data)

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                               1998       1997
====================================================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                                              $ 56,047   $ 19,076
  Trade accounts receivable, net                                                           67,797     57,103
  Inventories:
    FIFO                                                                                   75,739     69,696
    LIFO reserve                                                                           (1,420)    (1,633)
------------------------------------------------------------------------------------------------------------------------------------
    Total inventory                                                                        74,319     68,063
  Prepaid and other current assets                                                         16,121      6,799
  Current deferred tax assets                                                               5,871      5,738
------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                  220,155    156,779
Property, plant and equipment, net                                                        107,374    100,098
Investments and other assets                                                               15,392     12,353
Excess of cost over net assets of businesses
  acquired, net                                                                            10,666     12,365
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                         $353,587   $281,595
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                        $  2,210   $  2,976
  Accounts payable                                                                         23,916     21,420
  Accrued and deferred income taxes                                                         2,755      8,558
  Accrued liabilities and expenses                                                         30,871     22,898
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              59,752     55,852
Long-term debt                                                                                  -      4,564
Pension liabilities                                                                         9,103      5,768
Deferred income taxes                                                                       5,173      3,695
Minority interests                                                                          3,451      2,992
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, one million
    shares authorized; none issued
  Common stock, $.01 par value, 50 million
    shares authorized; issued and outstanding
    24,941,180 in 1998 and
    23,350,979 in 1997                                                                        249        234
  Additional paid-in capital                                                               94,067     54,503
  Retained earnings                                                                       188,202    161,689
  Accumulated other comprehensive income (loss)                                            (6,410)    (7,702)
------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                            276,108    208,724
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                           $353,587   $281,595
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                     Consolidated Statement of Cash Flows
                            (amounts in thousands)

-------------------------------------------------------------------------------------
For the years ended December 31,                        1998       1997       1996
=====================================================================================
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                          $ 31,303   $ 32,235   $ 28,700
  Non-cash items:
    Depreciation                                        11,383     10,126      8,293
    Amortization                                         2,947      2,591      2,283
    Deferred income taxes                                  481       (627)      (533)
    Gain on product line disposal                            -          -     (2,569)
    Minority interests in net income                       644        622      1,201
  Changes in assets and liabilities
      net of acquisitions:
    Trade accounts receivable                           (8,769)    (7,461)    (7,422)
    Inventories                                         (5,953)    (9,035)       140
    Prepaid and other current assets                    (4,745)    (1,367)       995
    Accounts payable                                     2,433      3,286      3,261
    Accrued income taxes                                 2,548     (1,783)    (1,764)
    Accrued liabilities and expenses                     8,143      2,020      7,367
    Other                                                1,697      1,003        312
-------------------------------------------------------------------------------------
  Cash provided by operating activities                 42,112     31,610     40,264
-------------------------------------------------------------------------------------
Investments:
  Capital expenditures                                 (25,359)   (27,300)   (36,017)
  Acquisitions and joint ventures                       (1,047)      (914)   (11,704)
  Proceeds from product line disposal                        -          -      2,569
  Other                                                    585       (127)       (30)
-------------------------------------------------------------------------------------
  Cash used in investing activities                    (25,821)   (28,341)   (45,182)
-------------------------------------------------------------------------------------
Financing:
  Proceeds from exercise of stock options               27,051      4,052      1,998
  Dividends paid                                        (4,711)    (3,929)    (3,351)
  Short-term borrowings, net                              (971)     1,896        319
  Long-term loan repayments                                (23)      (713)    (1,617)
-------------------------------------------------------------------------------------
  Cash provided by (used in)
    financing activities                                21,346      1,306     (2,651)
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (666)      (825)      (306)
-------------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                                      36,971      3,750     (7,875)
Cash and cash equivalents at beginning
  of year                                               19,076     15,326     23,201
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $ 56,047   $ 19,076   $ 15,326
====================================================================================
Supplemental cash flow information:
  Cash paid during the year:
    Income tax, net of refunds                        $ 16,120   $ 20,081   $ 18,092
  Non-cash financing activity:
    Capital lease                                            -          -   $  4,739
====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                            (amounts in thousands)

--------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                       Other
                                                                Additional             Comprehensive
                                              Common  Stock     Paid-in    Retained    Income
                                              Shares  Amount    Capital    Earnings    (Loss)     Total
--------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1995                           22,773    $152     $45,995   $108,444   $  (666)  $153,925
  Net income                                                                 28,700               28,700
  Dividends-$.15-1/3 per share                                               (3,511)              (3,511)
  Shares issued under
    stock option and stock
    grant plans                                  178       2       1,996                           1,998
  Tax benefit on stock
    option plans                                                     429                             429
  Stock split                                             76         (76)                              -
  Currency effects                                                                      1,378      1,378
--------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1996                           22,951     230      48,344    133,633       712    182,919
  Net income                                                                 32,235               32,235
  Dividends-$.18 per share                                                   (4,179)              (4,179)
  Shares issued under
    stock option and stock
    grant plans                                  400       4       4,124                           4,128
  Tax benefit on stock
    option plans                                                   2,035                           2,035
  Currency effects                                                                     (8,414)    (8,414)
--------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1997                           23,351     234      54,503    161,689    (7,702)  $208,724
  Net income                                                                 31,303               31,303
  Dividends-$.20 per share                                                   (4,790)              (4,790)
  Shares issued under
    stock option and stock
    grant plans                                1,590      15      28,585                          28,600
  Tax benefit on stock
    option plans                                                  10,979                          10,979
  Currency effects                                                                      1,292      1,292
--------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1998                           24,941    $249     $94,067   $188,202   $(6,410)  $276,108
========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Life Technologies, Inc. (the "Company" or "Life Technologies") and its majority owned or controlled subsidiaries. Intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements. Investments in affiliated companies (20% to 50% Life Technologies' ownership) are recorded in the consolidated financial statements using the equity method of accounting except in cases where the Company can effectively exercise control. In these cases, the accounts of the affiliate are included in the Company's consolidated financial statements. Certain amounts for prior years have been reclassified to conform to, and be consistent with, the 1998 presentation.

Management has made estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NATURE OF OPERATIONS

Life Technologies is a multinational firm that develops, manufactures, and sells cell culture and cell and molecular biology products used principally in life sciences research and commercial manufacture of genetically engineered products. The Company's principal customers consist of laboratories generally associated with universities, medical research centers, and government institutions as well as biotechnology, pharmaceutical, energy, agricultural and chemical companies.

BUSINESS ACQUISITIONS

In January 1996, the Company paid $7.1 million to purchase 75% of the common stock of Custom Primers, Inc. ("CPI"), a California-based producer of oligonucleotides, increasing the Company's ownership to 100%. The Company had acquired 25% of CPI in several transactions prior to 1996 valued at $0.8 million. Based upon the net assets purchased in January 1996 and the total cash paid of $7.9 million, the Company recorded $7.4 million of acquisition costs in excess of net assets acquired in 1996. The January 1996 purchase agreement provides for additional earn-out contingencies based on the sales of oligonucleotides over the five year period following the date of the purchase agreement. For the years 1998, 1997 and 1996, the Company recorded additional earn-outs of $1.1 million, $1.0 million and $0.8 million, respectively. The original intangible is being amortized over five years and additional intangibles resulting from earn-outs are being amortized over the remaining term of the original amortization period.

In September 1996, the Company acquired an additional 29% ownership of its Japanese subsidiary, Life Technologies Oriental, K.K., for $3.7 million. This additional purchase increased the Company's ownership from 51% to 80% and resulted in $1.8 million of additional goodwill.

None of the businesses acquired during the period, individually or in the aggregate, constitute a significant subsidiary of the Company.

TECHNOLOGY AGREEMENTS

The Company has obtained rights to products and technologies under a number of licensing agreements or patents. Where the agreement requires the Company to pay royalties on sales of licensed products or technologies, the Company includes the royalty expense in cost of sales in the period of the sale. Where the Company acquires technologies from outside sources for incorporation into its own development efforts or products, the cost of the technology is capitalized and amortized over the legal or expected useful life when the technology is commercially applicable at the time acquired by the Company. Where considerable development effort is required to have acquired technologies become part of the Company's product lines, the cost of the acquired technologies is reported as research and development expense in the period the technology is acquired. Internal efforts to develop or patent technologies are expensed when incurred.

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


-------------------------------------------------------------------------------
(amounts in thousands)                                     1998    1997    1996
===============================================================================
Weighted average shares outstanding-basic                 23,687  23,171  22,881
Stock options                                                517     774     623
--------------------------------------------------------------------------------
Weighted average shares outstanding-diluted               24,204  23,945  23,504
================================================================================

RELATED PARTY - DEXTER

At December 31, 1998, Dexter Corporation ("Dexter") owned approximately 71% of the outstanding shares of the Company's common stock. Dexter acquired approximately 22% of the outstanding shares of the Company through a tender offer consummated on December 22, 1998. Most transactions with Dexter are administrative in nature (e.g., insurance) and are not significant in amount. The Company has no significant product sales to Dexter or its affiliates. Three executives of Dexter and two members of the Dexter board of directors served as directors of the Company in 1998. Three executives of Dexter served as directors of the Company in 1997 and 1996.

The Company can borrow up to $8.0 million under a revolving line of credit from Dexter to finance short-term working capital needs. There have been no amounts outstanding under this line of credit since prior to 1996.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments as presented in the consolidated statement of comprehensive income. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income.

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fourth quarter of 1998. Disclosures required by this new standard are included in the notes to the consolidated financial statements under the caption "Segment Reporting and Related Information".

The Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits, in 1998. SFAS No. 132 standardizes disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures formerly required by accounting standards applicable to pensions and other postretirement benefits. Disclosures required under SFAS No. 132 are included under the caption "Retirement Benefits" in the notes to the consolidated financial statements.

The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for years beginning after June 15, 1999. SFAS No. 133, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 by January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that adoption of this statement will have a material effect on the earnings or financial position of the Company.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid short-term investments readily convertible into cash. Cash equivalents consist primarily of time deposits and certificates of deposit with various financial institutions throughout the world. These investments are carried at cost, which approximates market, and mature within 90 days and, therefore, are subject to minimal risk.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are reduced by allowances of $2.0 million, $1.6 million and $1.5 million at December 31, 1998, 1997 and 1996, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. Inventories valued at cost using the LIFO method were approximately 29% and 30% of total inventories at December 31, 1998 and 1997, respectively. Inventories were as follows:

--------------------------------------------------------------------------------------------------------------------------------
  (amounts in thousands)                                                                 1998                   1997
================================================================================================================================
Materials and supplies                                                                $12,946                $12,082
Work-in-process                                                                        11,291                  9,906
Finished goods                                                                         51,502                 47,708
--------------------------------------------------------------------------------------------------------------------------------
Total FIFO value                                                                       75,739                 69,696
LIFO reserve                                                                           (1,420)                (1,633)
--------------------------------------------------------------------------------------------------------------------------------
Total inventory                                                                       $74,319                $68,063
================================================================================================================================

Inventories were reduced by allowances, other than the LIFO reserve, of $4.7 million, $3.5 million and $3.1 million at December 31, 1998, 1997 and 1996 respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from 3 to 50 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $4.7 million in 1998, $4.5 million in 1997 and $3.4 million in 1996.

Interest expense is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. The Company capitalized $0.1 million of interest cost in 1998 and $0.3 million of interest cost in 1997, all of which interest related to debt associated with a capital lease. No interest was capitalized in 1996.

The cost and accumulated depreciation of property, plant and equipment were as follows:


-----------------------------------------------------------------------------------------------------------------------------------
 (amounts in thousands)                                                                       1998              1997
===================================================================================================================================
Land and land improvements                                                                $ 11,527          $  6,184
Land under a capital lease                                                                       -             4,739
Buildings and leasehold improvements                                                        67,244            63,545
Machinery and equipment                                                                     75,979            66,535
Construction-in-progress                                                                     4,790            10,365
-----------------------------------------------------------------------------------------------------------------------------------
Total cost                                                                                 159,540           151,368
Accumulated depreciation                                                                   (52,166)          (51,270)
-----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                        $107,374          $100,098
===================================================================================================================================

LEASES

The Company leases buildings, automobiles and equipment under operating lease arrangements. These leases contain various renewal options, purchase options and escalation clauses. The total rental expense of all operating leases was $8.9 million in 1998, $6.3 million in 1997, and $5.8 million in 1996.

The future minimum rental payments required under noncancellable leases as of December 31, 1998 were as follows:

 ---------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                Operating Leases
==========================================================================================================
For the years ending
           1999                                                                                $ 7,425
           2000                                                                                  5,409
           2001                                                                                  3,283
           2002                                                                                  1,528
           2003                                                                                  1,280
           2004 and thereafter                                                                   4,248
----------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                   $23,173
==========================================================================================================

INVESTMENTS AND OTHER ASSETS

Significant components of investments and other assets were as follows:

--------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                        1998              1997
========================================================================================================
Pension and retirement related                                             $ 6,018           $ 4,683
Software, net of amortization                                                4,196             3,594
Deferred tax assets                                                          3,571             2,775
Other                                                                        1,607             1,301
--------------------------------------------------------------------------------------------------------
Investments and other assets                                               $15,392           $12,353
========================================================================================================

EXCESS ACQUISITION COSTS

The excess of costs over the net asset values of businesses acquired prior to 1992 are being amortized on a straight-line basis principally over 30 years. The excess of costs over net asset values of businesses acquired since 1992 are being amortized on a straight-line basis over no more than 10 years. The Company assesses the recoverability of net cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating cash flows. The Company makes a specific provision against the asset when impairment is identified. The Company did not make an impairment charge in 1998, 1997 or 1996. Future acquisitions will be evaluated using this method and an appropriate useful life will be determined for amortization of the excess of costs over the net asset value of businesses acquired, if any.

Accumulated amortization at December 31, 1998 and 1997 amounted to $10.8 million and $7.9 million, respectively.

ACCRUED LIABILITIES AND EXPENSES

Accrued liabilities and expenses were as follows:

---------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                             1998               1997
===========================================================================================================================
Salaries, wages and benefits                                                                    $11,400            $10,080
Royalties                                                                                         5,867              3,179
Shareholder acquisition expenses                                                                  3,973                  -
Taxes, other than income                                                                          1,779              1,485
Dividends payable                                                                                 1,245              1,167
Deferred purchase and construction payments                                                       1,225              1,538
Other                                                                                             5,382              5,449
---------------------------------------------------------------------------------------------------------------------------
Accrued liabilities and expenses                                                                $30,871            $22,898
===========================================================================================================================

DEBT

The following is a summary of the outstanding debt at December 31, 1998 and 1997.

---------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                           1998               1997
===========================================================================================================================
Short-term debt:
  Japanese Yen bank borrowings                                                                  $ 2,210            $ 2,882
  Current portion of obligations under a capital lease                                                -                 94
---------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                                 $ 2,210            $ 2,976
===========================================================================================================================
Long-term debt:
  Capital lease (7.5%)                                                                                             $ 4,658
  Less: Current portion of long-term debt                                                             -                 94
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  $     -            $ 4,564
===========================================================================================================================

Short-term debt consisted of notes payable to various banks denominated in Japanese Yen. The carrying value of short-term borrowings approximates fair value. The average interest rate on the Japanese Yen bank borrowings during the year was 1.53% in 1998 and 1.56% in 1997. Year-end weighted average interest rates were 1.47% in 1998 and 1.85% in 1997.

The Company exercised an option to purchase a parcel of land previously under a capital lease in the first quarter of 1998 for $4.6 million. The parcel of land is used for the new corporate R&D center and administrative office facility, including the Company's headquarters.

INCOME TAXES

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                          1998                   1997             1996
========================================================================================================================
Statutory U.S. federal income tax rate                                    35.0%                  35.0%            35.0%
State income taxes                                                         2.0                    1.7              1.5
Non-U.S. tax rate differences                                              (.8)                   0.8              1.1
Repatriation of foreign earnings,
  net of related benefits                                                 (1.3)                  (0.7)            (3.3)
Non-deductible expenses                                                    5.1                    1.5              1.7
Other, including tax credits                                              (2.5)                  (2.3)               -
------------------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                 37.5%                  36.0%            36.0%
========================================================================================================================

The provision (benefit) for taxes on income for 1998, 1997 and 1996 is summarized below:

-------------------------------------------------------------------------------
(amounts in thousands)                               1998      1997      1996
===============================================================================

Current:
  United States                                        $ 9,443                  $ 9,540                    $ 7,348
  International                                          7,684                    8,569                      8,788
  State                                                  1,560                      999                      1,216
--------------------------------------------------------------------------------------------------------------------
Total current                                           18,687                   19,108                     17,352
--------------------------------------------------------------------------------------------------------------------
Deferred:
  United States                                            270                     (497)                      (838)
  International                                            162                      (46)                       545
  State                                                     49                      (84)                      (240)
--------------------------------------------------------------------------------------------------------------------
Total deferred                                             481                     (627)                      (533)
--------------------------------------------------------------------------------------------------------------------
Total provision for income taxes                       $19,168                  $18,481                    $16,819
====================================================================================================================

Deferred tax assets and liabilities were comprised of the following:

-------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                     1998                  1997
=========================================================================================================================
Deferred tax assets:
  Retirement benefits                                                                   $ 3,038               $ 2,211
  Expenses not currently deductible                                                       2,081                 2,075
  Intercompany profits                                                                    1,937                 2,328
  Inventory reserves                                                                      1,645                 1,170
  Other                                                                                     741                   729
-------------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                                 9,442                 8,513
-------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Fixed assets, principally depreciation                                                  4,768                 3,182
  Inventory                                                                                 582                   579
  Retirement benefits                                                                       399                   507
  Other                                                                                      25                    29
-------------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                            5,774                 4,297
-------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                  $ 3,668               $ 4,216
=========================================================================================================================

Management has determined that tax benefits associated with the net deferred tax asset will more likely than not be realized based on the availability of taxable income in prior carryback years against which future tax deductions may be offset and on expectations that future operating income of the Company will also be sufficient to realize fully these net deferred tax assets.

In 1998, 1997 and 1996, income tax benefits of $11.0 million, $2.0 million and $0.4 million, respectively, attributable to employee stock option transactions were allocated to stockholders' equity.

U.S. and international withholding taxes have not been provided on approximately $89.1 million of undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such a distribution is made. Pretax income from international operations amounted to $27.2 million in 1998, $26.6 million in 1997, and $30.6 million in 1996.


RETIREMENT BENEFITS

The Company has a qualified pension plan ("defined benefit") and a 401(k) plan ("employee deferral" and "defined contribution") for substantially all United States employees. With respect to its qualified U.S. pension plan, the Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon the employee's highest average compensation in any consecutive five year period in the ten years before retirement. The Company's 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company matches one half of the employee's 401(k) deferral up to a maximum Company match of three percent of annual base compensation.

The Company also sponsors an unfunded, nonqualified supplementary retirement plan for certain senior management. The Company has purchased life insurance on the lives of participants designed to provide sufficient funds to recover all costs of the plan. In addition to the above plans, the Company sponsors an unfunded, nonqualified executive supplemental plan that provides for a target benefit based upon the average annual compensation during the highest five consecutive years of the last ten years before retirement, which benefit is then offset by other work related benefits payable to the participant.

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

The funded status of the Company's domestic pension plans and amounts recognized at December 31, 1998, 1997 and 1996 were as follows:

-------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                    1998                      1997                     1996
===================================================================================================================
Change in benefit obligation:
Benefit obligation at beginning of year               $ 26,569                  $ 22,821                  $21,009
Service cost                                             2,244                     2,098                    1,827
Interest cost                                            1,900                     1,615                    1,324
Amendments                                               1,567                       437                        -
Actuarial (gain)/loss                                    2,317                       295                     (804)
Benefits paid                                             (692)                     (535)                    (427)
Expenses paid                                             (129)                     (162)                    (108)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       33,776                    26,569                   22,821
-------------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at
  beginning of year                                     19,611                    15,567                   12,442
Actual return on plan assets                             3,032                     3,058                    2,411
Employer contribution                                      411                     1,683                    1,249
Benefits paid                                             (692)                     (535)                    (427)
Expenses paid                                             (129)                     (162)                    (108)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                22,233                    19,611                   15,567
-------------------------------------------------------------------------------------------------------------------
Funded status:                                         (11,543)                   (6,958)                  (7,254)
Unrecognized actuarial (gain)/loss                         401                      (604)                     892
Unrecognized prior service cost                          3,544                     2,295                    2,128
-------------------------------------------------------------------------------------------------------------------
Net amount recognized                                 $( 7,598)                 $( 5,267)                 $(4,234)
===================================================================================================================
Amounts recognized in the statement
of financial position consist of:
Accrued benefit liability                               (9,265)                   (5,772)                  (4,550)
Intangible asset                                         1,667                       505                      316
-------------------------------------------------------------------------------------------------------------------
Net amount recognized                                 $( 7,598)                 $( 5,267)                 $(4,234)
===================================================================================================================

The weighted average assumptions used in accounting for the domestic pension plans in 1998, 1997 and 1996 were as follows:

----------------------------------------------------------------------------------------------------------------
                                                        1998                  1997                      1996
================================================================================================================
Discount rate                                           6.75%                 7.00%                     7.00%
Expected return on plan assets                          9.00%                 9.00%                     9.00%
Rate of compensation increase                           4.83%                 4.83%                     4.83%
================================================================================================================

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The expected return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plans. The rate of compensation increase reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plans.

The components of net periodic pension cost for the Company's domestic pension plans for the years 1998, 1997 and 1996 are provided in the following table:

---------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                1998                            1997                    1996
=====================================================================================================================
Service cost                                       $ 2,244                         $ 2,098                 $ 1,827
Interest cost                                        1,900                           1,615                   1,324
Expected return on plan assets                      (1,743)                         (1,375)                 (1,105)
Amortization of:
  Prior service cost                                   318                             270                     270
  Actuarial loss                                        23                             108                     226
---------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                          $ 2,742                         $ 2,716                 $ 2,542
=====================================================================================================================

The funded status of the Company's U.K. pension plan and amounts recognized at December 31, 1998, 1997 and 1996 were as follows:

---------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                1998                            1997                    1996
======================================================================================================================
Change in benefit obligation:
Benefit obligation at beginning of year            $ 9,026                         $ 5,777                 $ 5,616
Service cost                                           513                             319                     361
Interest cost                                          682                             504                     432
Plan participants' contributions                       160                             154                     182
Amendments                                               -                              (9)                      -
Actuarial (gain)/loss                                2,270                           2,527                  (1,268)
Benefits paid                                         (110)                            (12)                   (202)
Foreign currency exchange rate changes                 123                            (234)                    656
---------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   12,664                           9,026                   5,777
---------------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at
  beginning of year                                  7,217                           6,147                   4,895
Actual return on plan assets                         1,000                             724                     270
Employer contribution                                  471                             453                     471
Plan participants' contributions                       160                             154                     182
Benefits paid                                         (110)                            (12)                   (202)
Foreign currency exchange rate changes                  93                            (249)                    531
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             8,831                           7,217                   6,147
---------------------------------------------------------------------------------------------------------------------
Funded status:                                      (3,833)                         (1,809)                    370
Unrecognized actuarial loss                          4,749                           2,943                     714
Unrecognized portion of net obligation
  at transition                                        654                            (307)                   (343)
Unrecognized prior service cost                       (287)                            697                     787
Fourth quarter contribution                            293                             112                     123
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                              $ 1,576                         $ 1,636                 $ 1,651
=====================================================================================================================
Amounts recognized in the statement
of financial position consist of:
Prepaid benefit cost                                 1,576                           1,636                   1,651
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                              $ 1,576                         $ 1,636                 $ 1,651
=====================================================================================================================

The weighted average assumptions used in accounting for the U.K. pension plan in 1998, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
                                                      1998      1997     1996
================================================================================
Discount rate                                         6.00%     7.50%    8.50%
Expected return on plan assets                        8.00%     8.00%    8.00%
Rate of compensation increase                         5.00%     6.00%    6.00%
================================================================================

The components of net periodic pension costs for the Company's U.K. pension plan for the years 1998, 1997 and 1996 are provided in the following table:

--------------------------------------------------------------------------------
(amounts in thousands)                                1998      1997     1996
================================================================================
Service cost                                          $ 513     $ 319    $ 361
Interest cost                                           682       504      432
Expected return on plan assets                         (592)     (487)    (413)
Amortization of:
  Transition obligation                                 (23)      (23)     (22)
  Prior service cost                                     50        50       48
  Actuarial loss                                        119        31       61
--------------------------------------------------------------------------------
Net periodic pension cost                             $ 749     $ 394    $ 467
================================================================================

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.5, $3.5 and $0, respectively, as of December 31, 1998; $2.4, $2.0, and $0, respectively, as of December 31, 1997 and $1.9,
$1.7 and $0, respectively, as of December 31, 1996.

The Company's match to the 401(k) plan totaled $1.1 million, $1.1 million and $1.0 million in 1998, 1997 and 1996, respectively. The Company's contribution to its remaining plans totaled $0.3 million, $0.6 million and $0.5 million in 1998, 1997 and 1996, respectively.

CONTINGENCIES

The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted. These claims and legal actions have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these claims is subject to many uncertainties. It is reasonably possible that some of the actions or proceedings referred to above could be decided unfavorably to the Company. These matters, if resolved in a manner different than the estimates, could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

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

Many of the Company's reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Currency exchange gains and losses realized on business transactions were $0.3 million of net gains in 1998, $1.0 million of net losses in 1997, and $0.2 million of net losses in 1996.

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

The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. Forward exchange contracts outstanding at year-end 1998 were short-term in nature and related to non-local currency transactions of the Company's Japanese subsidiary. The equivalent U.S. dollar purchase amounts of all forward contracts were $3.1 million, $2.9 million, and $6.2 million as of December 31, 1998, 1997 and 1996, respectively. There were no sale amounts outstanding as of December 31, 1998, 1997 and 1996. Deferred unrealized gains and losses at December 31, 1998, 1997 and 1996 were not significant.

STOCK INCENTIVE PLANS

In 1997, the Company established a long-term incentive plan for certain key management and other personnel. The Company's 1997 long-term incentive plan provides that up to 1,000,000 shares of common stock may be awarded through various stock and stock related awards. For options awarded under the Plan, the option price cannot be less than 100 percent of the fair market value of common stock at the time the option is granted. Through December 31, 1998 the Company has granted 540,000 stock options under this plan.

In 1996, the Company established a Non-Employee Directors' Annual Retainer Stock Plan enabling members of the Board of Directors who are not officers or employees of the Company to receive common stock in lieu of all or a portion of the annual cash retainer fee and to receive an automatic annual amount of 300 shares of common stock for services rendered. The plan provides that up to 112,500 shares may be granted based on the fair market value of the common stock at the date of issue. There have been 6,035 shares granted through December 31, 1998 under this plan. The plan was terminated, effective as of February 1, 1999.

In 1996, the Company established a Non-Employee Directors' Stock Option Plan that provides for each of the Company's non-employee directors to receive an automatic, annual option to purchase 6,750 shares of common stock. The plan provides that up to 750,000 shares may be granted based on the fair market value of the common stock at the annual grant date. There have been 121,500 stock options granted through December 31, 1998 under this plan. The plan was terminated, effective as of February 1, 1999.

All other stock option plans have been frozen and no further grants under the frozen plans can be made. These plans are listed under "Former Plans No Longer Granting Options."

Most options become exercisable on a cumulative basis over a three year period of service and are generally exercisable for a period not exceeding ten years from the date of grant. At December 31, 1998 there were 490,916 and 639,750 shares of common stock available for future grant under the 1997 and 1996 stock option plans, respectively.

The transactions under the stock option plans were as follows:

--------------------------------------------------------------------------------
                                            1997           1996    Former Plans
                                       Long-term   Non-Employee       No Longer
                                       Incentive      Directors'       Granting
                                            Plan           Plan         Options
================================================================================
December 31, 1995                                                    1,755,137
  Granted at average price
    of $24.44 per share                                  40,500        509,900
  Expired or canceled at average
    price of $15.50 per share                                          (22,592)
  Exercised at average price
    of $11.70 per share                                               (187,164)
--------------------------------------------------------------------------------
December 31, 1996                                        40,500      2,055,281
  Granted at average price
    of $34.26 per share                  524,000         33,750
  Expired or canceled at average
    price of $21.10 per share                            (4,500)        (6,241)
  Exercised at average price
    of $10.96 per share                                  (2,250)      (413,186)
--------------------------------------------------------------------------------
December 31, 1997                        524,000         67,500      1,635,854
  Granted at average price
    of $35.56 per share                   16,000         47,250
  Expired or canceled at average
    price of $27.45 per share            (30,916)        (6,750)       (39,729)
  Exercised at average price
    of $18.00 per share                 (148,557)       (27,000)    (1,418,493)
--------------------------------------------------------------------------------
December 31, 1998                        360,527         81,000        177,632
================================================================================
Price range:
  Minimum                              $   34.41       $  22.88    $      4.83
  Maximum                              $   38.19       $  38.29    $     25.00
Weighted average price                 $   34.58       $  25.88    $     18.43
================================================================================
Exercisable                               16,167          6,750         22,042
================================================================================

Information with respect to stock options outstanding at December 31, 1998 is as follows:

--------------------------------------------------------------------------------
                                    Weighted
                                     Average   Weighted                 Weighted
                      Number of    Remaining    Average    Number of     Average
                        Options  Contractual   Exercise      Options    Exercise
Price Range         Outstanding         Life      Price  Exercisable       Price
================================================================================
$ 8.83 to $12.42          6,216          1.9    $11.18        6,216      $11.18
$16.00 to $18.00         17,050          7.0    $17.23        6,550      $16.00
$22.87 to $22.88         13,500          7.8    $22.88        4,500      $22.88
$25.00 to $25.00        154,366          7.8    $25.00        9,276      $25.00
$31.87 to $33.25         54,000          9.4    $32.73        2,250      $31.88
$34.41 to $34.41        344,527          8.8    $34.41       16,167      $34.41
$38.18 to $38.29         29,500          9.4    $38.21            -           -
================================================================================
$ 8.83 to $38.29        619,159          8.5    $31.14       44,959      $25.29
================================================================================

The Company elected the disclosure-only presentation of SFAS No. 123, Accounting for Stock-Based Compensation, in 1996 and, consequently, makes no charge against income in the financial statements with respect to options granted at fair market value. To measure stock-based compensation in accordance with SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions used and the pro forma net income and earnings per share resulting from applying SFAS No. 123.

--------------------------------------------------------------------------------
                                                       1998      1997      1996
================================================================================
Net income (amounts in thousands)
   As reported                                      $31,303   $32,235   $28,700
   Pro forma                                         28,784    30,501    27,918

Basic earnings per share (in dollars)
   As reported                                      $  1.32   $  1.39   $  1.25
   Pro forma                                        $  1.22   $  1.32   $  1.22

Diluted earnings per share (in dollars)
   As reported                                      $  1.29   $  1.35   $  1.22
   Pro forma                                        $  1.19   $  1.27   $  1.19

Average Shares Outstanding (in thousands)
   Actual                                            23,687    23,171    22,881
   Assuming Dilution                                 24,204    23,945    23,504

Risk-free interest rate                                 4.6%      5.8%      6.1%
Dividend yield                                          0.5%      0.5%      0.6%
Expected life in years                                  3.4       5.0       4.0
Volatility                                               28%       29%       31%
Weighted average remaining contractual
    life in years                                       8.5       7.0       6.3
Weighted average fair value at date
    of grant(in dollars)                            $  9.82   $ 11.93   $  7.94
================================================================================

QUARTERLY FINANCIAL INFORMATION
(amounts in thousands, except per share data)

----------------------------------------------------------------------------------
  (quarterly amounts are unaudited)    First    Second    Third   Fourth     Year
==================================================================================
1998:
Net sales                            $88,355  $ 91,544  $89,084  $92,743  $361,726
Net royalties                            437       689      518      836     2,480
Cost of sales                         41,076    42,701   40,833   43,252   167,862
Shareholder acquisition expenses           -         -      310    5,025     5,335
Operating income                      13,489    14,675   13,319    9,026    50,509
Net income                             8,625     9,447    8,754    4,477    31,303
Basic earnings per share             $   .37  $    .40  $   .37  $   .18  $   1.32
Diluted earnings per share           $   .36  $    .39  $   .36  $   .18  $   1.29
Shares outstanding
  Basic                               23,447    23,575   23,668   24,050    23,687
  Stock options                          582       547      541      401       517
  Diluted                             24,029    24,122   24,209   24,451    24,204
Market price per share:
  High                               $38 1/2  $ 39 1/2  $39 3/8  $40      $ 40
  Low                                $30      $ 30 3/4  $30 1/2  $29 3/8  $ 29 3/8
==================================================================================
1997:
Net sales                            $80,168  $ 84,556  $83,243  $83,000  $330,967
Net royalties                            344       463      430      604     1,841
Cost of sales                         36,116    39,069   38,126   39,236   152,547
Operating income                      12,461    13,220   12,429   12,824    50,934
Net income                             7,838     8,338    7,873    8,186    32,235
Basic earnings per share             $   .34  $    .36  $   .34  $   .35  $   1.39
Diluted earnings per share           $   .33  $    .35  $   .33  $   .34  $   1.35
Shares outstanding
  Basic                               22,984    23,137   23,243   23,316    23,171
  Stock options                          810       735      727      788       774
  Diluted                             23,794    23,872   23,970   24,104    23,945
Market price per share:
  High                               $28 3/4  $30       $31 1/4  $35 7/8  $ 35 7/8
  Low                                $24 1/4  $25 5/16  $26 7/8  $29 1/2  $ 24 1/4
==================================================================================

SEGMENT REPORTING AND RELATED INFORMATION

Life Technologies adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fourth quarter of 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. While SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, it retains requirements to report information about major customers.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Life Technologies is managed in a matrixed fashion with some organizational units focused on delivering the Company's product and service offerings to customers. These organizational units have been established primarily by geography. Other organizational units are focused on developing and managing various components of the product and service offerings. While the chief operating decision maker reviews financial information with respect to all of these organization units, the units based on geography are most routinely reviewed by the chief operating decision maker in terms of assessing performance with respect to revenues and related expenses.

The Company has four operating segments. The Americas Research segment serves universities, medical research centers, government institutions and other related "not-for-profit" research institutions in the United States as well as all customers in Canada, Mexico, Latin and South America. The U.S. Bioindustrial segment delivers products and services to biotechnology, pharmaceutical, chemical and related "for-profit" companies in the United States. The European segment serves customers in Europe, Africa and the Middle East. The Asia Pacific segment serves customers in Asia, including Japan, Australasia, China and India. All four of the operating segments offer essentially the same products and services.

The accounting policies of the operating segments are the same as those described in the notes to the consolidated financial statements. Intercompany transactions between geographic areas are eliminated prior to reporting operating segment financial information to the chief operating decision maker. All profit related to intercompany transactions between geographic areas is reported in the operating segment in which the sale to the Company's trade customer occurs. Expenses related to developing and managing the Company's product and service offerings, as well as some expenses managed globally or not related to operating segments, are not included in operating segment results. Operating segment identifiable assets are primarily inventories and receivables. Long-lived assets are principally related to manufacturing or developing products and services and are not allocated to operating segments.

Operating segment revenues for the years ending December 31, 1998, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                            1998        1997        1996
================================================================================
Americas Research                             $129,428    $118,095    $108,041
U.S. Bioindustrial                              71,634      61,335      51,025
Europe                                         116,996     105,682     106,041
Asia Pacific                                    43,915      45,756      43,386
Other                                            2,233       1,940       1,846
--------------------------------------------------------------------------------
Total revenues                                $364,206    $332,808    $310,339
================================================================================

Operating segment profit and a reconciliation to reported operating income for the years ending December 31, 1998, 1997 and 1996 was as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                            1998        1997        1996
================================================================================
Americas Research                             $ 43,012      42,035      37,725
U.S. Bioindustrial                              26,163      20,790      15,946
Europe                                          29,607      29,045      30,492
Asia Pacific                                    10,371      11,041       8,748
Research and development                       (21,880)    (21,281)    (19,084)
Other non-segment expenses                     (31,429)    (30,696)    (30,295)
Shareholder acquisition expenses                (5,335)          -           -
Gain on product line disposal                        -           -       2,569
--------------------------------------------------------------------------------
Operating income                              $ 50,509    $ 50,934    $ 46,101
================================================================================

Identifiable operating segment assets and a reconciliation to total assets as of December 31, 1998, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                            1998        1997        1996
================================================================================
Americas Research                             $ 48,544    $ 45,088    $ 38,679
U.S. Bioindustrial                              28,136      23,761      20,106
Europe                                          50,351      39,856      41,070
Asia Pacific                                    24,866      21,939      20,140
Property, plant & equipment, net               107,374     100,098      88,367
Other long-lived assets                         26,057      24,718      25,067
Cash and cash equivalents                       56,047      19,076      15,326
Other, principally tax-related                  12,212       7,059       5,176
--------------------------------------------------------------------------------
Total assets                                  $353,587    $281,595    $253,931
================================================================================

Life Technologies offers numerous products, services and technologies that can be characterized broadly into two categories: cell culture and cell and molecular biology. Cell culture products and services are used to grow cells under laboratory conditions and for the commercial manufacture of pharmaceuticals and other life sciences products. Cell culture products include cell and tissue culture media, reagents, fetal bovine ("FBS") and other animal sera, growth and attachment factors, and plasticware. Cell and molecular biology products, services and technologies are used to identify, isolate, and manipulate the metabolic processes and genetic material of living organisms. Cell and molecular biology products include enzymes, nucleic acids, lipids, competent cells, custom oligonucleotides, and related products.

The major product line components of revenues for 1998, 1997 and 1996 compare as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                            1998        1997        1996
--------------------------------------------------------------------------------
Cell culture                                  $184,345    $172,598    $169,038
Cell and molecular biology                     179,861     160,210     141,301
--------------------------------------------------------------------------------
Total revenues                                $364,206    $332,808    $310,339
================================================================================

Sales of FBS accounted for 12% of net sales in 1998, 13% of net sales in 1997 and 14% of net sales in 1996. Historically, the availability and price of FBS have been volatile and periodically have had a significant effect on the Company's results.

The Company earns revenues from customers in many countries. Other than the United States, the Company's country of domicile, there is no individual country in which revenues from external customers represent 10% or more of the Company's consolidated revenues. Revenues attributed to customers based in the United States, as well as revenues from customers in all other countries combined, were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                            1998        1997        1996
================================================================================
United States                                 $181,765    $161,863    $144,140
All other countries                            182,441     170,945     166,199
--------------------------------------------------------------------------------
Total revenues                                $364,206    $332,808    $310,339
================================================================================

Long-lived assets by geographic area as of December 31, 1998, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                            1998        1997        1996
================================================================================
United States                                 $104,598    $ 98,394    $ 83,934
United Kingdom                                  16,736      15,841      17,357
All other                                        8,526       7,806       9,978
--------------------------------------------------------------------------------
Total long-lived assets                       $129,860    $122,041    $111,269
================================================================================

                               INDEX TO EXHIBITS                                       PAGE#
                               -----------------
3(A)    Certificate of Incorporation of the Registrant, including Amendment to
        Certificate of Incorporation dated April 17, 1987 and Amendment to
        Certificate of Incorporation dated April 14, 1998, previously filed as
        Exhibit 3(A) to the Registrant's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

3(B) By-laws of the Registrant, as amended and restated on April 16, 1991, previously filed as Exhibit 3(B) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, SEC file no. 0-14991 which is incorporated herein by reference.

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

10(H)   Change-in-Control Agreement dated February 13, 1997, between the               E-1
        Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

10(I)   Form of Employment Agreement effective February 13, 1997, between the
        Registrant and certain executive officers of the Registrant regarding certain severance benefits in the event of termination of employment following a change in control, as defined in the agreement, previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, SEC file no. 0-14991, which is incorporated herein by reference.

10(J)   1991 Stock Option Plan, previously filed as Exhibit 4 to the
        Registrant's Registration Statement on Form S-8 No. 33-956, dated May 9,
        1991, which is incorporated herein by reference.

10(K)   1995 Long-term Incentive Plan, previously filed as Exhibit 4 to the
        Registrant's Registration Statement on Form S-8 No. 33-59741, dated June
        1, 1995, which is incorporated herein by reference.

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

10(N)   1997 Long-term Incentive Plan, previously filed as Exhibit 4 to the
        Registrant's Registration Statement on Form S-8 No. 333-28607, dated
        June 6, 1997, which is incorporated herein by reference.

10(O)   Form of Indemnity Agreement between Registrant and Directors and               E-17
        executive officers.

10(P)   Form of Indemnity Agreement between Registrant and Executive Officers          E-26

21      Subsidiaries of the Registrant.                                                E-35

23      Consent of Independent Accountants.                                            E-36

27      Financial Data Schedule.                                                       E-37