Form 10-Q
period 1999-03-31
LIFE TECHNOLOGIES INC
filed 1999-05-13
CIK 727737

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 1999
                                    ----------------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission file number  0-14991
                                              ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                 34-0431300
  (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)            Identification No.)

  9800 MEDICAL CENTER DRIVE, ROCKVILLE, MD             20850
  (Address of principal executive offices)          (Zip Code)
                            ______________________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at May 11, 1999
                -----                         ---------------------------
    Common Stock, par value $.01 per share        24,946,667 shares

===============================================================================

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.   Financial Statements
          --------------------

                            LIFE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                             Three months ended
                                                 March 31,
                                            --------------------
                                             1999         1998
----------------------------------------------------------------
Revenues:
  Net sales                                 $99,537      $88,355
  Net royalties                                 447          437
                                            -------      -------
                                             99,984       88,792
Operating expenses:
  Cost of sales                              44,283       40,878
  Marketing and administrative               32,574       29,035
  Research and development                    5,837        5,192
                                            -------      -------
     Total operating expenses                82,694       75,105
                                            -------      -------
Operating income                             17,290       13,687

Other expenses, net                             693           62
                                            -------      -------
Income before income taxes                   16,597       13,625
Income taxes                                  5,808        4,769
                                            -------      -------
Income before minority interests             10,789        8,856
Minority interests                             (297)        (231)
                                            -------      -------
Net income                                  $10,492      $ 8,625
                                            =======      =======

Earnings per share:
  Basic                                     $  0.42      $  0.37
  Diluted                                   $  0.42      $  0.36

Average shares outstanding:
  Basic                                      24,944       23,447
  Diluted                                    25,014       24,029

Dividends declared per share                $  0.05      $  0.05

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                   March 31,   December 31,
                                                      1999         1998
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 49,290       $ 56,047
  Trade accounts receivable, net                      73,678         67,797
  Inventories:
   Materials and supplies                             12,055         12,946
   In process and finished                            65,355         62,793
   LIFO reserve                                       (1,143)        (1,420)
                                                    --------       --------
     Total inventory                                  76,267         74,319

  Prepaid and other current assets                    17,346         16,121
  Current deferred tax assets                          5,893          5,871
                                                    --------       --------
     Total current assets                            222,474        220,155

Property, plant and equipment                        169,103        159,540
   Less accumulated depreciation                     (54,127)       (52,166)
                                                    --------       --------
     Total property, plant and equipment             114,976        107,374

Investments and other assets                          15,095         15,392
Excess of cost over net assets of
  businesses acquired, net                            10,071         10,666
                                                    --------       --------
     Total assets                                   $362,616       $353,587
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                   $    254       $  2,210
  Accounts payable                                    26,181         23,916
  Accrued and deferred income taxes                    7,142          2,755
  Accrued liabilities and expenses                    26,934         30,871
                                                    --------       --------
     Total current liabilities                        60,511         59,752

Pension liabilities                                    9,899          9,103
Deferred income taxes                                  5,173          5,173
Minority interests                                     3,654          3,451

Stockholders' equity:
  Common stock                                           249            249
  Additional paid-in capital                          94,192         94,067
  Retained earnings                                  197,447        188,202
  Accumulated other comprehensive income (loss)       (8,509)        (6,410)
                                                    --------       --------
     Total stockholders' equity                      283,379        276,108
                                                    --------       --------
     Total liabilities and stockholders' equity     $362,616       $353,587
                                                    ========       ========

Amounts as of March 31, 1999 are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                          Three months ended
                                                               March  31,
                                                          -------------------
                                                            1999       1998
-----------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                               $ 10,492   $  8,625
 Non-cash items:
  Depreciation and amortization                              3,931      3,465
  Other                                                        355       (192)
 Changes in assets and liabilities                          (8,742)    (2,347)
                                                          --------   --------
                                                             6,036      9,551
Investments:
 Capital expenditures                                      (10,504)   (10,114)
 Acquisitions                                               (1,122)    (1,047)
                                                          --------   --------
                                                           (11,626)   (11,161)
Financing:
 Dividends paid                                             (1,245)    (1,168)
 Proceeds from exercise of stock options                     1,593      2,775
 Short-term borrowings (net)                                (1,892)    (1,136)
 Long-term loan repayments                                       -        (23)
                                                          --------   --------
                                                            (1,544)       448

Effect of exchange rate changes on cash                        377        423
                                                          --------   --------
Decrease in cash and cash equivalents                       (6,757)      (739)
Cash and cash equivalents at beginning of period            56,047     19,076
                                                          --------   --------
Cash and cash equivalents at end of period                $ 49,290   $ 18,337
                                                          ========   ========

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                       STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                     Three months ended
                                                          March 31,
                                                     --------------------
                                                     1999           1998
-------------------------------------------------------------------------
  Net income                                         $10,492       $8,625
  Other comprehensive income
     Currency translation effects                     (2,099)         498
                                                     -------       ------
  Comprehensive income                               $ 8,393       $9,123
                                                     =======       ======

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Financial Statements:
-----------------------------

BASIS OF PRESENTATION

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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

                                                         Three months ended
                                                                  March 31,
---------------------------------------------------------------------------
(amounts in thousands)                                     1999      1998
---------------------------------------------------------------------------
Weighted average shares outstanding-basic                 24,944     23,447
Stock options                                                 70        582
---------------------------------------------------------------------------
Weighted average shares outstanding-diluted               25,014     24,029
---------------------------------------------------------------------------

COMPREHENSIVE INCOME

The following are included as components of Accumulated Other Comprehensive Income.

(amounts in thousands)                          Foreign currency translation
----------------------------------------------------------------------------
Beginning balance (January 1, 1999)                                $(6,410)
Current period change                                               (2,099)
----------------------------------------------------------------------------
Ending balance (March 31, 1999)                                    $(8,509)
----------------------------------------------------------------------------

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

SEGMENT REPORTING AND RELATED INFORMATION

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

Operating segment revenues for the quarters ending March 31, 1999 and 1998 were as follows:

---------------------------------------------------------------------------
(amounts in thousands)                                      1999     1998
---------------------------------------------------------------------------
Americas Research                                         $33,645  $31,434
U.S. Bioindustrial                                         19,973   16,894
Europe                                                     32,485   28,704
Asia Pacific                                               13,434   11,316
Other                                                         447      444
---------------------------------------------------------------------------
Total Revenue                                             $99,984  $88,792
==========================================================================

Operating segment profit and a reconciliation to reported operating income for the quarter ending March 31, 1999 and 1998 were as follows:

---------------------------------------------------------------------------
(amounts in thousands)                                    1999      1998
---------------------------------------------------------------------------
Americas Research                                       $ 12,539   $11,063
U.S. Bioindustrial                                         7,456     6,232
Europe                                                     9,942     7,091
Asia Pacific                                               4,052     3,161
Research and development                                  (5,837)   (5,192)
Other non-segment expenses                               (10,862)   (8,668)
---------------------------------------------------------------------------
Operating income                                        $ 17,290   $13,687
===========================================================================

CONTINGENCIES

The Company is subject to potential liability under government regulations, contractual and other matters and legal actions which are pending or may be asserted. These maters have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. These matters, if resolved in a manner unfavorable to the Company, could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

AUDITORS' REPORT

The financial data included herein have been reviewed by the Company's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached. With respect to the financial data, Pricewaterhouse Coopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 12, 1999 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

RESULTS OF OPERATIONS

FIRST QUARTER RESULTS

Revenues were $100.0 million in the first quarter of 1999, an increase of 13% compared with revenues of $88.8 million in the first quarter of 1998. Net income of $10.5 million in the first quarter of 1999 represented a 22% increase over net income of $8.6 million reported in the comparable period of 1998.

In the first quarter of 1999 sales of products other than fetal bovine serum
(FBS) increased by $10.3 million, or 13%, when compared with the first quarter of 1998 and excluding the effect of changes due to different currency exchange rates. FBS net sales declined $0.1 million on a currency comparable basis when comparing the first quarter of 1999 with the first quarter of 1998 as unit sales increases of approximately 7% were offset by unit selling price decreases. FBS sales represented 10% of net sales in the first quarter of 1999 compared with 11% of net sales in the comparable period of 1998. Net sales in the first quarter of 1999 were $1.0 million, or 1%, higher than they would have been at the exchange rates in effect in the first quarter of 1998.

Gross margins were 55.5% of net sales in the first quarter of 1999 compared with 53.7% of net sales in the first quarter of 1998. Gross margins improved in the 1999 period due to lower unit costs, favorable currency comparisons and a favorable change in product mix. FBS gross margins improved in the first quarter of 1999 compared with the first quarter of 1998 as unit costs decreased at a greater rate than unit selling prices.

Marketing and administrative expenses were 32.7% of net sales in the first quarter of 1999 and 32.9% of net sales in the comparable period of 1998. Research and development expenses were $5.8 million in the first quarter of 1999, representing a 12% increase over the comparable period in 1998. Other expenses, net were $0.7 million in the first quarter of 1999 compared with $0.1 million in the first quarter of 1998. The increase in other expenses, net was principally due to higher currency exchange losses somewhat offset by higher investment income in the 1999 period. Diluted earnings per share of $0.42 in the first quarter of 1999 were 17% greater than diluted earnings per share of $0.36 in the first quarter of 1998.

IMPACT OF THE YEAR 2000

The Company is in the process of replacing its core financial, order entry/distribution, and manufacturing systems at its major locations worldwide. The vendor of the software upon which this system is based is continuing to test the release/version of the software being implemented by the Company and is making revisions available to the Company as necessary. With these revisions, the vendor maintains that the software is generally year 2000 compliant. The Company began the installation of this software in the first quarter of 1998 in the United States, and currently expects U.S.

installation to be complete in the third quarter of 1999. The Company plans to complete testing and validation of Year 2000 compliance with respect to this system during the third quarter of 1999. The Company also currently expects to have these new systems installed in Europe and Japan region by the end of the second quarter 1999, and to test and validate these systems by the end of the century. The Company plans to certify software currently in use at other sites and not replaced by the new systems for Year 2000 compliance by the third quarter of 1999. As previously reported, although the Company decided to replace these core systems several years ago for reasons unrelated to Year 2000 concerns, a portion of the overall project relates to an unanticipated software upgrade implemented specifically to address Year 2000 issues. Due to the significant amount of time and effort expended for overall systems replacement activities, it is difficult to calculate the actual costs specifically attributable to the Year 2000 software upgrade portion of the project. However, the Company estimates that the cost of this upgrade (which represents external costs incurred to date directly related to Year 2000 remediation efforts) approximates $0.1 million.

The Company is also implementing a comprehensive project plan to identify other internal and external information technology and non-information technology systems which may require modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was substantially complete by the end of 1998. Remediation and testing of non-Year 2000 compliant systems is expected to be completed by the end of the third quarter of 1999. As part of this project, the Company expects to develop and test contingency plans by the third quarter of 1999 which identify workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company is in the process of identifying suppliers of key goods and services to all business areas, requesting information about their Year 2000 readiness, and auditing certain key suppliers for Year 2000 readiness. The Company plans to evaluate the information received from suppliers on a continuing basis into Year 2000, and to develop contingency plans where the information provided raises significant concerns about a vendor's ability to supply the Company on an uninterrupted basis during the Year 2000 transition.
As of March 31, 1999, external costs incurred related to this part of the project were not material. The Company believes that the cost of modifications necessary to become Year 2000 compliant will be approximately $2.0 million (principally for capital expenditures), of which approximately $0.2 million has been spent thus far. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $6.0 million in cash during the first three months of 1999. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1999. Working capital increases were the principal use of cash from operations.

The Company paid $10.5 million for capital expenditures in the first three months of 1999. The Company also paid $1.1 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc.

Financing activities used $1.5 million in cash during the first three months of 1999. The Company used $1.2 million for its quarterly cash dividend payment and $1.9 million to reduce outstanding loans. The Company received $1.6 million from the exercise of stock options.

Capital expenditures in 1999 are expected to range from $30-35 million of which $15-20 million is for facility upgrades and expansions with the balance of expected 1999 capital expenditures for new and replacement machinery, equipment and management information systems. The Company expects to pay approximately $12 million in cash in the second quarter of 1999 to acquire a process chromotography and research products business.

The Company is actively evaluating licensing possibilities, as well as acquisition candidates which complement the Company's core cell and molecular biology and cell culture product lines. The Company believes it will be able to generate sufficient cash from its operations and its existing credit facility to meet all its anticipated cash requirements in 1999 apart from any significant business acquisition which may occur and which may be financed using cash from operations, debt, equity, or other sources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
         -----------------------------------------------------------

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

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.
          ---------------------------------------------------

Item 5.   Other Information - None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:
          15.   Letter re unaudited interim financial statements.
          27.   Financial data schedule

    (b)   Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated January 25, 1999 reporting that effective with the close of business on February 1, 1999, the Company's Common Stock would be delisted from the Nasdaq Stock Market, but would be available for immediate quotation on the OTC Bulletin Board effective with the start of trading on February 2, 1999.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LIFE TECHNOLOGIES, INC.



Date:  May 13, 1999                     By: /s/ C. Eric Winzer
                                        -----------------------------------
                                        C. Eric Winzer
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Authorized Signatory)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of March 31, 1999, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 1999 and 1998, and the related condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements.



                                    /s/ PricewaterhouseCoopers LLP
                                    PRICEWATERHOUSECOOPERS LLP



McLean, Virginia
April 12, 1999

                                 EXHIBIT INDEX
                                 -------------

                                                                   Page
                                                                   ----
Exhibit 15    Letter re unaudited interim financial information     15

Exhibit 27    Financial data schedule                               16