Form 10-Q
period 1999-06-30
LIFE TECHNOLOGIES INC
filed 1999-07-30
CIK 727737

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 1999
                                       ---------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                          Outstanding at July 27, 1999
                 -----                          ----------------------------
   Common Stock, par value $.01 per share       24,947,417 shares

================================================================================

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                            LIFE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                       Three months ended             Six months ended
                                             June 30,                     June 30,
                                     ------------------------      -----------------------
                                       1999            1998          1999           1998
                                     --------        --------      --------       --------
Revenues:
  Net sales                          $ 99,814        $91,544       $199,351       $179,899
  Net royalties                           497            689            944          1,126
                                     --------       --------       --------       --------
                                      100,311         92,233        200,295        181,025
Operating expenses:
  Cost of sales                        45,187         42,756         89,470         83,634
  Marketing and                        34,137         29,368         66,711         58,403
    administrative
  Research and development              6,096          5,489         11,933         10,681
                                     --------        -------       --------       --------
     Total operating expenses          85,420         77,613        168,114        152,718
                                     --------        -------       --------       --------
Operating income                       14,891         14,620         32,181         28,307

Other income (expense), net               480            175           (213)           113
                                     --------        -------       --------       --------
Income before income taxes             15,371         14,795         31,968         28,420
Income taxes                            5,381          5,178         11,189          9,947
                                     --------        -------       --------       --------
Income before minority                  9,990          9,617         20,779         18,473
    interests
Minority interests                       (234)          (170)          (531)          (401)
                                     --------        -------       --------       --------
Net income                           $  9,756        $ 9,447       $ 20,248       $ 18,072
                                     ========        =======       ========       ========

Earnings per share:
    Basic                               $0.39          $0.40          $0.81          $0.77
    Diluted                             $0.39          $0.39          $0.81          $0.75

Average shares outstanding:
  Basic                                24,947         23,575         24,946         23,511
  Diluted                              25,016         24,122         25,014         24,076

Dividends declared per share            $0.05          $0.05          $0.10          $0.10

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)


                                                   June 30,         December 31,
                                                     1999               1998
                                                   --------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 42,494           $ 56,047
  Trade accounts receivable, net                     76,585             67,797
  Inventories:
   Materials and supplies                            12,247             12,946
   In process and finished                           68,394             62,793
   LIFO reserve                                      (1,483)            (1,420)
                                                   --------           --------
     Total inventory                                 79,158             74,319

  Prepaid and other current assets                   15,223             16,121
  Current deferred tax assets                         5,891              5,871
                                                   --------           --------
     Total current assets                           219,351            220,155

Property, plant and equipment                       182,529            159,540
   Less accumulated depreciation                    (58,086)           (52,166)
                                                   --------           --------
     Total property, plant and equipment            124,443            107,374

Investments and other assets                         20,492             15,392
Excess of cost over net assets of
  businesses acquired, net                           11,542             10,666
                                                   --------           --------
     Total assets                                  $375,828           $353,587
                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $  1,431           $  2,210
  Accounts payable                                   23,692             23,916
  Accrued and deferred income taxes                   9,075              2,755
  Accrued liabilities and expenses                   28,386             30,871
                                                   --------           --------
     Total current liabilities                       62,584             59,752

Long-term debt                                        3,368                  -
Pension liabilities                                  10,703              9,103
Deferred income taxes                                 5,485              5,173
Minority interests                                    3,569              3,451

Stockholders' equity:
  Common stock                                          249                249
  Additional paid-in capital                         94,198             94,067
  Retained earnings                                 205,956            188,202
  Accumulated other comprehensive income (loss)     (10,284)            (6,410)
                                                   --------           --------
     Total stockholders' equity                     290,119            276,108
                                                   --------           --------
     Total liabilities and stockholders' equity    $375,828           $353,587
                                                   ========           ========

Amounts as of June 30, 1999 are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                                 Six months ended
                                                                      June 30,
                                                             ------------------------
                                                               1999              1998
                                                             --------          --------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                  $ 20,248          $ 18,072
 Non-cash items:
  Depreciation and amortization                                 8,002             7,093
  Other                                                           600              (423)
 Changes in assets and liabilities                             (9,304)           (5,181)
                                                             --------          --------
                                                               19,546            19,561
Investments:
 Capital expenditures                                         (19,426)          (17,430)
 Acquisitions, net of cash acquired                           (12,578)           (1,047)
                                                             --------          --------
                                                              (32,004)          (18,477)
Financing:
 Dividends paid                                                (2,493)           (2,345)
 Proceeds from exercise of stock options                        1,625             3,168
 Short-term debt, net                                          (1,272)           (1,371)
 Repayment of long-term debt                                        -               (23)
 New long-term debt                                               419                 -
                                                             --------          --------
                                                               (1,721)             (571)

Effect of exchange rate changes on cash                           626               774
                                                             --------          --------
Increase (decrease) in cash and cash equivalent               (13,553)            1,287
Cash and cash equivalents at beginning of period               56,047            19,076
                                                             --------          --------
Cash and cash equivalents at end of period                   $ 42,494          $ 20,363
                                                             ========          ========

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.


                      STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                           Three months ended        Six months ended
                                                                June 30,                  June 30,
                                                           ------------------       ---------------------
                                                             1999       1998           1999        1998
                                                           -------    --------       --------    --------
 Net income                                                $ 9,756    $ 9,447        $ 20,248    $ 18,072
 Other comprehensive income
   Currency translation effects                             (1,775)    (1,649)         (3,874)     (1,150)
                                                           -------    -------        --------    --------
 Comprehensive income                                      $ 7,981    $ 7,798        $ 16,374    $ 16,922
                                                           =======    =======        ========    ========

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Financial Statements:
-----------------------------

BASIS OF PRESENTATION

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods. The results for the six-month period ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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


                                               Three months ended      Six months ended
                                                     June 30,              June 30,
                                               ------------------     ----------------
(amounts in thousands)                           1999       1998       1999       1998
=============================================   ======     ======     ======     ======
Weighted average shares outstanding-basic       24,947     23,575     24,946     23,511
Stock options                                       69        547         68        565
---------------------------------------------   ------     ------     ------     ------
Weighted average shares outstanding-diluted     25,016     24,122     25,014     24,076
=============================================   ======     ======     ======     ======

COMPREHENSIVE INCOME

The following are included as components of Accumulated Other Comprehensive Income.

(amounts in thousands)                     Foreign currency translation
======================                     ============================
Beginning balance (January 1, 1999)                  $(6,410)
Current period change                                 (3,874)
---------------------                               --------
Ending balance (June 30, 1999)                      $(10,284)
==============================                      ========

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

Operating segment revenues for the periods ended June 30, 1999 and 1998 were as follows:

                                Three months ended        Six months ended
                                      June 30,                 June 30,
                                --------------------     --------------------
(amounts in thousands)            1999        1998         1999        1998
------------------------        --------    --------     --------    --------
Americas Research               $ 35,030     $32,694     $ 68,675    $ 64,128
U.S. Bioindustrial                20,443      18,142       40,416      35,036
Europe                            32,063      29,995       64,548      58,699
Asia Pacific                      12,278      10,702       25,712      22,018
Other                                497         700          944       1,144
------------------------        --------     -------     --------    --------
Total Revenue                   $100,311     $92,233     $200,295    $181,025
========================        ========     =======     ========  ========

Operating segment profit and a reconciliation to reported operating income for the periods ended June 30, 1999 and 1998 were as follows:


                                      Three months ended        Six months ended
                                            June 30,                 June 30,
                                    ---------------------     ---------------------
(amounts in thousands)                1999          1998        1999         1998
----------------------------        --------      -------     --------     --------
Americas Research                   $ 12,873      $12,060     $ 25,412     $ 23,123
U.S. Bioindustrial                     7,516        7,375       14,972       13,607
Europe                                 8,923        7,678       18,865       14,769
Asia Pacific                           2,627        2,711        6,679        5,872
Research and development              (6,096)      (5,489)     (11,933)     (10,681)
Other non-segment expenses           (10,952)      (9,715)     (21,814)     (18,383)
----------------------------        --------      -------     --------     --------
Operating income                    $ 14,891      $14,620     $ 32,181     $ 28,307
============================        ========      =======     ========     ========

BUSINESS ACQUISITIONS

On May 17, 1999, the Company acquired the process chromatography and research products businesses of BioSepra Inc., in an all cash transaction of $11.4 million, net of cash acquired. Based upon the net assets purchased and the net cash paid of $11.4 million, the Company recorded $1.7 million in goodwill and $2.9 million in other intangibles. The intangibles will be amortized over a ten year period on a straight-line basis. The purchase price is subject to final contractual post closing adjustments. Sales of $720,000 and pretax losses of $325,000 are included in the financial statements presented herein. BioSepra Inc., reported revenue of $2.6 million and a net loss of $1.0 million for the three month period ended March 31, 1999.

CONTINGENCIES

The Company is subject to potential liability under government regulations, contractual and other matters and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. These matters, if resolved in a manner unfavorable to the Company, could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

AUDITORS' REPORT

The financial data included herein have been reviewed by the Company's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.


Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Any statements in this quarterly report concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, changes in pricing or other actions by competitors and general economic conditions, adverse rulings or other developments in litigation with respect to intellectual property rights pertaining to the Company's products and services, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Second Quarter Results

Revenues were $100.3 million in the second quarter of 1999, an increase of 9% compared with revenues of $92.2 million in the second quarter of 1998. Net sales for the second quarter of 1999 were $99.8 million, an increase of $8.3 million, or 9%, over the second quarter of 1998. Revenues for the U.S. Bioindustrial segment increased 13%. Revenues for the European segment increased 7%, which included a $1.0 million, or 3%, reduction related to the effect of changes in currency exchange rates. Revenues for the Asia Pacific segment increased 15%, which included a $0.8 million, or 8%, increase related to the effect of changes in currency exchange rates. Revenues for the Americas Research segment increased 7%, which included a $0.3 million, or 1%, reduction related to the effect of changes in currency exchange rates.

In the second quarter of 1999, sales of products other than fetal bovine serum
(FBS) increased by $8.4 million, or 10%, when compared with the second quarter of 1998 and excluding the effect of changes due to different currency exchange rates and an acquired business. FBS net sales declined $0.3 million on a currency comparable basis when comparing the second quarter of 1999 with the second quarter for 1998 as unit sales decreased approximately 2%. FBS sales represented 11% of net sales in the second quarter of 1999 compared with 12% of net sales in the comparable period of 1998. Sales for a business acquired during the second quarter of 1999 were $0.7 million. The effect of changes in currency exchange rates decreased net sales in the second quarter of 1999 by $0.5 million, or 0.6%, when compared with the second quarter of 1998.

Gross margins were 54.7% of net sales in the second quarter of 1999 compared with 53.3% of net sales in the second quarter of 1998. Gross margins improved in the 1999 period due to lower unit costs and a favorable change in product mix. FBS gross margins declined in the second quarter of 1999 compared with the second quarter of 1998 as unit costs increased and unit selling prices decreased.

Marketing and administrative expenses were 34.2% of net sales in the second quarter of 1999 and 32.1% of net sales in the comparable period of 1998. The increase in marketing and administrative expenses as a percentage of net sales is principally related to increased legal expenses and expenditures in connection with the substantial completion of the last major phase of the Company's management information system conversion. Marketing and administrative expenses as a percentage of sales also increased as a result of the inclusion of the Company's newly-acquired chromatography and research products business in the Company's financial results. Research and development expenses were $6.1 million in the second quarter of 1999, representing an 11% increase over the comparable period in 1998. Other income, net was $0.5 million in the second quarter of 1999 compared with $0.2 million in the second quarter of 1998. The increase in other income, net was principally due to higher investment income in the 1999 period.

Operating income of $14.9 million in the second quarter of 1999 represented a 2% increase over operating income of $14.6 million in the comparable period in 1998. Net income of $9.8 million in the second quarter of 1999 represented a 4% increase over net income of $9.4 million reported in the comparable period of 1998. Diluted earnings per share of $0.39 in the second quarter of 1999 were equal to diluted earnings per share of $0.39 in the second quarter of 1998.

Six Month Results

Revenues in the first half of 1999 were $200.3 million, representing an increase of 11% compared with revenues of $181.0 million in the first six months of 1998. Net sales for the first half of 1999 were $199.4 million, an increase of $19.5 million, or 11%, over the first half of 1998. Revenues for the U.S. Bioindustrial segment increased 15%. Revenues for the European segment increased 10%, which included a $0.1 million, reduction related to the effect of changes in currency exchange rates. Revenues for the Asia Pacific segment increased 17%, which included a $1.3 million, or 6%, increase related to the effect of changes in currency exchange rates. Revenues for the Americas Research segment increased 7%, which included a $0.7 million, or 1%, reduction related to the effect of changes in currency exchange rates.

Net sales of products other than FBS in the first half of 1999 increased $18.7 million, or 12%, compared with the first half of 1998 and excluding the effect of changes due to different currency translation rates and an acquired business. FBS net sales declined $0.4 million, or 2%, on a currency comparable basis as unit sales increased 2% and average unit selling prices decreased 4%. FBS sales represented 10% of net sales in the first six months of 1999 compared with 12% of net sales in the comparable period of 1998. Sales for a business acquired during the second quarter of 1999 were $0.7 million. The effect of changes in currency exchange rates increased net sales in the first half of 1999 by $0.5 million, or 0.3%, when compared with the first half of 1998.

Gross margins were 55.1% in the first half of 1999 compared with 53.5% in the comparable 1998 period. Gross margins improved in the 1999 period due to lower unit costs and a favorable product mix. FBS gross margins improved slightly in the first half of 1999 compared with the first half of 1998 as unit costs decreased at a greater rate than unit selling prices.

Marketing and administrative expenses were 33.5% of net sales in the first six months of 1999 and 32.5% in the comparable period of 1998. The increase in marketing and administrative expenses as a percentage of net sales is principally related to increased legal expenses and expenditures in connection with the substantial completion of the last major phase of the Company's management information system conversion. The Company reported other non-operating expenses of $0.2 million in the first half of 1999 compared with

$0.1 million in non-operating income in the comparable period of 1998, reflecting greater currency exchange losses in the 1999 period.

Operating income for the first half of 1999 was $32.2 million, representing a 14% increase when compared with operating income of $28.3 million in the first six months of 1998. For the first six months of 1999, net income of $20.2 million increased 12% over 1998. Diluted earnings per share for the first half of 1999 were $0.81, an increase of 8% compared with the first half of 1998.

Impact of the Year 2000

The Company has recently converted its core financial, order entry/distribution, and manufacturing systems at its major locations worldwide. While the vendor of the software upon which this system is based is continuing to test the release/version of the software being implemented by the Company and is making revisions available to the Company as necessary, the vendor has advised the Company that the software is generally Year 2000 compliant. The Company plans to complete internal testing and validation of Year 2000 compliance with respect to the US system during the third quarter of 1999, and has engaged an outside consultant with expertise in Year 2000 testing of this type of system to assist in the testing and validation process. The Company has installed these new systems in Europe and in the Asia/Pacific region, and expects to test and validate these systems by late 1999. The Company plans to certify software currently in use at other sites and not replaced by the new systems for Year 2000 compliance by the third quarter of 1999. As previously reported, although the Company decided to replace these core systems several years ago for reasons unrelated to Year 2000 concerns, a portion of the overall project relates to an unanticipated software upgrade implemented specifically to address Year 2000 issues. Due to the significant amount of time and effort expended for overall systems replacement activities, it is difficult to calculate the actual costs specifically attributable to the Year 2000 software upgrade portion of the project. However, the Company estimates that the cost of this upgrade (which represents external costs incurred to date directly related to Year 2000 remediation efforts for this system) approximates $0.1 million.

The Company has also implemented a comprehensive project plan to identify other internal and external information technology and non-information technology systems which may require modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was complete by the end of the second quarter of 1999. Remediation and testing of non-Year 2000 compliant systems was substantially complete by the end of the second quarter of 1999, and is expected to be complete by the end of the third quarter of 1999.
As part of this project, the Company expects to develop and test contingency plans by the third quarter of 1999 which identify workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company has identified suppliers of key goods and services to all business areas, has requested information about their Year 2000 readiness, and has audited certain key suppliers for Year 2000 readiness.

The Company plans to evaluate the information received from suppliers on a continuing basis into Year 2000, and to develop contingency plans where the information provided raises significant concerns about a vendor's ability to supply the Company on an uninterrupted basis during the Year 2000 transition.

The Company believes that the costs necessary to become Year 2000 compliant will be approximately $2.5 million (principally for capital expenditures), of which approximately $0.7 million has been spent thus far. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

Liquidity and Capital Resources

Operating activities provided $19.5 million in cash during the first six months of 1999. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1999. Working capital increases were the principal use of cash from operations.

Investment activity for the first six months includes $19.4 million for capital expenditures. Also included in investment activity during the first six months were acquisitions, net of cash acquired of $12.6 million. The acquisitions include: $11.4 million, net of cash acquired, for a process chromatography and research products business and $1.1 million in deferred purchase payments related to the acquisition of Custom Primers Inc.

Financing activities for the first six months include cash outflows of $2.5 million for quarterly dividend payments, and $1.3 million for short-term borrowing repayments. Cash proceeds include $1.6 million for stock option exercises and $0.4 million in long-term debt.

Capital expenditures in 1999 are expected to range from $30-35 million, of which $15-20 million is for facility upgrades and expansions with the balance of expected 1999 capital expenditures for new and replacement machinery, equipment and management information systems. The Board of Directors of the Company decided at its July 21, 1999 meeting to discontinue regular quarterly dividends on the Company's common stock.

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

New Accounting Pronouncement

The Financial Accounting Standards Board has issued, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

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

                          PART II - OTHER INFORMATION
                          -------   -----------------

Item 1.   Legal Proceedings
          -----------------

          In December 1996 Life Technologies, Inc. (the "Company") filed Civil Action No. AW-96-4080 in the U.S. District Court for the District of Maryland against Clontech Laboratories, Inc. alleging infringement of the Company's patents covering H minus reverse transcriptase. On July 16, 1999, the Court issued a decision that the patents in issue are unenforceable. Clontech has requested that the Court require Life Technologies to pay Clontech's legal fees and expenses relating to this action. The Court has not yet ruled on this request. The Company believes strongly that the Court's decision is inconsistent with well established legal precedent and plans to pursue vigorously an appeal to the Court of Appeals for the Federal Circuit.

Item 2.   Changes in Securities and Use of Proceeds - Not applicable.
          -----------------------------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on May 4, 1999, where the following actions were taken:

(1) Thomas H. Adams, Ph.D., R. Barry Gettins, Ph.D. and Joseph C. Stokes, Jr. were elected as directors in the class whose term will expire at the 2002 annual meeting of stockholders, pursuant to the following vote tabulation:


          Name              Votes For    Votes Withheld
          -------------     ----------   --------------
          Adams             24,560,950       48,160
          Gettins           23,958,315      650,795
          Stokes            23,959,283      649,827

          In addition, the following directors continue in office for terms expiring as indicated: Bruce H. Beatt (2000), Peter G. Kelly (2000),
          K. Grahame Walker (2000), Kathleen Burdett (2001), George M. Whitesides, Ph.D. (2001), J. Stark Thompson, Ph.D. (2001).

(2) The selection of PricewaterhouseCoopers LLP as auditors of the Company for the year 1999 was ratified with 24,564,990 shares voted in favor, 41,343 shares voted against, 3,350 shares abstaining and zero broker non-votes.

Item 5.   Other Information - The Board of Directors of the Company decided at
          -----------------
          its July 21, 1999 meeting to discontinue regular quarterly dividends on the Company's common stock.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits:
         15.   Letter re unaudited interim financial statements.
         27.   Financial data schedule

    (b)  Reports on Form 8-K.
         There were no reports on Form 8-K filed for the three months ended June 30, 1999.


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LIFE TECHNOLOGIES, INC.



Date:  July 30, 1999                  By: /s/ C. Eric Winzer
                                          ----------------------------
                                          C. Eric Winzer
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Authorized Signatory)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of June 30, 1999, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report, dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                    /s/ PricewaterhouseCoopers LLP



McLean, Virginia
July 12, 1999

                                 EXHIBIT INDEX
                                 -------------



                                                                      Page
                                                                      ----
Exhibit 15    Letter re unaudited interim financial information       17

Exhibit 27    Financial data schedule                                 18