Form 10-Q
period 1999-09-30
LIFE TECHNOLOGIES INC
filed 1999-11-05
CIK 727737

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------
                                   FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       September 30, 1999
                                      --------------------------------

                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________to ________________

                                    Commission file number  0-14991
                                                           ---------

                            LIFE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


     Delaware                                     34-0431300
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

     9800 Medical Center Drive, Rockville, MD     20850
     (Address of principal executive offices)     (Zip Code)
                               ----------------


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November  2, 1999
               -----                         --------------------------------
  Common Stock, par value $.01 per share     24,957,556 shares

--------------------------------------------------------------------------------

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------


                            LIFE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)


                                Three months ended    Nine months ended
                                  September 30,         September 30,
                               --------------------  --------------------
                                  1999       1998      1999       1998
                               ----------  --------  ---------  ---------
Revenues:
  Net sales                     $101,798   $89,084   $301,149   $268,983
  Net royalties                      509       518      1,453      1,644
                                --------   -------   --------   --------
                                 102,307    89,602    302,602    270,627
Operating expenses:
  Cost of sales                   46,472    41,065    135,942    124,699
  Marketing and                   35,148    30,116    101,859     88,519
    administrative
  Research and development         5,860     5,334     17,793     16,015
  Provision for contract
    settlement                     3,870         -      3,870          -
                                --------   -------   --------   --------
   Total operating expenses       91,350    76,515    259,464    229,233
                                --------   -------   --------   --------
Operating income                  10,957    13,087     43,138     41,394

Other income, net                    343       365        130        478
                                --------   -------   --------   --------
Income before income taxes        11,300    13,452     43,268     41,872
Income taxes                       1,611     4,583     12,800     14,530
                                --------   -------   --------   --------
Income before minority             9,689     8,869     30,468     27,342
    interests
Minority interests                  (277)     (115)      (808)      (516)
                                --------   -------   --------   --------
Net income                      $  9,412   $ 8,754   $ 29,660   $ 26,826
                                ========   =======   ========   ========

Earnings per share:
    Basic                          $0.38     $0.37      $1.19      $1.14
    Diluted                        $0.38     $0.36      $1.19      $1.11


Average shares outstanding:
 Basic                            24,948    23,668     24,946     23,564
 Diluted                          25,041    24,209     25,021     24,118


Dividends declared per share    $      -   $  0.05   $   0.10   $   0.15

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                 (amounts in thousands, except per share data)

                                                   September 30,   December 31,
                                                            1999           1998
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 33,083       $ 56,047
  Trade accounts receivable, net                          80,331         67,797
  Inventories:
   Materials and supplies                                 13,127         12,946
   In process and finished                                68,626         62,793
   LIFO reserve                                           (1,812)        (1,420)
                                                        --------       --------
     Total inventory                                      79,941         74,319

  Prepaid and other current assets                        20,203         16,121
  Current deferred tax assets                              5,884          5,871
                                                        --------       --------
     Total current assets                                219,442        220,155

Property, plant and equipment                            188,824        159,540
   Less accumulated depreciation                         (61,187)       (52,166)
                                                        --------       --------
     Total property, plant and equipment                 127,637        107,374

Investments and other assets                              22,028         15,392
Excess of cost over net assets of
  businesses acquired, net                                11,041         10,666
                                                        --------       --------
     Total assets                                       $380,148       $353,587
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                       $  1,651       $  2,210
  Accounts payable                                        21,083         23,916
  Accrued and deferred income taxes                        4,503          2,755
  Accrued liabilities and expenses                        27,038         30,871
                                                        --------       --------
     Total current liabilities                            54,275         59,752

Long-term debt                                             3,499              -
Pension liabilities                                       11,526          9,103
Deferred income taxes                                      5,640          5,173
Minority interests                                         3,820          3,451

Stockholders' equity:
  Common stock                                               249            249
  Additional paid-in capital                              94,212         94,067
  Retained earnings                                      215,368        188,202
  Accumulated other comprehensive income (loss)           (8,441)        (6,410)
                                                        --------       --------
     Total stockholders' equity                          301,388        276,108
                                                        --------       --------
     Total liabilities and stockholders' equity         $380,148       $353,587
                                                        ========       ========

Amounts as of September 30, 1999 are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                                                                                 Nine months ended
                                                                                                                     September 30,
                                                                                                                -------------------
                                                                                                                    1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
 Net income                                                                                                     $ 29,660   $ 26,826
 Non-cash items:
  Depreciation and amortization                                                                                   12,255     10,805
  Other                                                                                                              (88)        39
 Changes in assets and liabilities                                                                               (22,841)    (8,097)
                                                                                                                --------   --------
                                                                                                                  18,986     29,573
Investments:
 Capital expenditures                                                                                            (25,784)   (21,098)
 Acquisitions, net of cash acquired                                                                              (12,682)    (1,047)
                                                                                                                --------   --------
                                                                                                                 (38,466)   (22,145)
Financing:
 Dividends paid                                                                                                   (3,740)    (3,525)
 Proceeds from exercise of stock options                                                                           1,638      5,230
 Short-term debt, net                                                                                             (1,237)    (1,865)
 Repayment of long-term debt                                                                                        (141)       (23)
 New long-term debt                                                                                                  702          -
                                                                                                                --------   --------
                                                                                                                  (2,778)      (183)

Effect of exchange rate changes on cash                                                                             (706)       796
                                                                                                                --------   --------
Increase (decrease) in cash and cash equivalents                                                                 (22,964)     8,041
Cash and cash equivalents at beginning of period                                                                  56,047     19,076
                                                                                                                --------   --------
Cash and cash equivalents at end of period                                                                      $ 33,083   $ 27,117
                                                                                                                ========   ========

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                       STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                                                            Three months ended    Nine months ended
                                                                                                September 30,       September 30,
                                                                                            ---------------------------------------
                                                                                                1999      1998      1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
 Net income                                                                                  $ 9,412   $ 8,754  $ 29,660   $ 26,826
 Other comprehensive income
   Currency translation effects                                                                1,843     2,040    (2,031)       890
                                                                                             -------   -------  --------   --------
 Comprehensive income                                                                        $11,255   $10,794  $ 27,629   $ 27,716
                                                                                             =======   =======  ========   ========

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Financial Statements:
-----------------------------

BASIS OF PRESENTATION

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods. The results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

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

                                               Three months ended  Nine months ended
                                                 September 30,       September 30,
------------------------------------------------------------------------------------
(amounts in thousands)                             1999      1998      1999     1998
------------------------------------------------------------------------------------
Weighted average shares outstanding-basic        24,948    23,668    24,946   23,564
Stock options                                        93       541        75      554
------------------------------------------------------------------------------------
Weighted average shares outstanding-diluted      25,041    24,209    25,021   24,118
====================================================================================

COMPREHENSIVE INCOME

The following are included as components of Accumulated Other Comprehensive Income (Loss).

(amounts in thousands)                                  Foreign currency translation
------------------------------------------------------------------------------------
Beginning balance (January 1, 1999)                                          $(6,410)
Current period change                                                         (2,031)
------------------------------------------------------------------------------------
Ending balance (September 30, 1999)                                          $(8,441)
====================================================================================

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

INCOME TAXES

The effective tax rate for 1999 is 31.0%. In the third quarter of 1999 the effective tax rate reflected the effect of a favorable income tax settlement of $2.3 million, or $0.09 per share, including the reassessment of related reserves. Apart from this favorable settlement, the third quarter 1999 effective tax rate would have been 35.0%.

SEGMENT REPORTING AND RELATED INFORMATION

Operating segment revenues for the periods ended September 30, 1999 and 1998 were as follows:

                               Three months ended        Nine months ended
                                  September 30,            September 30,
----------------------------------------------------------------------------
(amounts in thousands)          1999           1998        1999         1998
----------------------------------------------------------------------------
Americas Research           $ 36,559        $33,444    $105,234     $ 97,572
U.S. Bioindustrial            21,211         17,542      61,627       52,578
Europe                        30,208         27,627      94,756       86,326
Asia Pacific                  13,820         10,471      39,532       32,489
Other                            509            518       1,453        1,662
----------------------------------------------------------------------------
Total revenue               $102,307        $89,602    $302,602     $270,627
============================================================================

Operating segment profit and a reconciliation to reported operating income for the periods ended September 30, 1999 and 1998 were as follows:

                               Three months ended        Nine months ended
                                  September 30,            September 30,
----------------------------------------------------------------------------
(amounts in thousands)         1999            1998        1999         1998
----------------------------------------------------------------------------
Americas Research          $  9,161         $11,470    $ 33,348     $ 33,153
U.S. Bioindustrial            8,327           6,762      22,496       19,738
Europe                        7,337           6,361      25,977       21,095
Asia Pacific                  2,888           2,297       9,567        8,169
Research and development     (5,860)         (5,334)    (17,793)     (16,015)
Other non-segment expenses  (10,896)         (8,469)    (30,457)     (24,746)
----------------------------------------------------------------------------
Operating income           $ 10,957         $13,087    $ 43,138     $ 41,394
============================================================================

BUSINESS ACQUISTIONS

On May 17, 1999, the Company acquired the process chromatography and research products businesses of BioSepra Inc., in an all cash transaction of $11.5 million,including transaction costs and net of cash acquired. Based upon the net assets purchased and the net cash paid of $11.5 million, the Company recorded $2.2 million in goodwill and $2.9 million in other intangibles. The intangibles will be amortized over a ten year period on a straight-line basis. The purchase price is subject to final contractual post-closing adjustments. Sales of $1.3 million and $2.1 million and pretax losses of $0.3 million and $0.6 million for the quarter and year to date ended September 30, 1999 respectively, are included in the financial statements presented herein. BioSepra Inc. reported revenue of $2.6 million and a net loss of $1.0 million for the three-month period ended March 31, 1999.

CONTINGENCIES

In September 1999, the Company submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of the Company's Federal Supply Schedule contract with the VA that has been in effect since April 1992. As part of the disclosure the Company offered to provide a refund to the government in the amount of $3.9 million. The Company expensed this amount in September 1999. There can be no assurance that the government will agree with the Company's assessment of this matter or accept the Company's offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from the Company's proposal and could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

Apart from the matter above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at September 30, 1999 with respect to these matters can not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

ACCOUNTANTS' REPORT

The financial data included herein have been reviewed by the Company's independent public accountants, PricewaterhouseCoopers LLP, and their report is attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Any statements in this quarterly report concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, the possibility of adverse rulings by, or adverse developments in negotiations with, the government, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Third Quarter Results

Revenues were $102.3 million in the third quarter of 1999, an increase of 14% compared with revenues of $89.6 million in the third quarter of 1998. Net sales for the third quarter of 1999 were $101.8 million, an increase of $12.7 million, or 14%, over the third quarter of 1998. Revenues for the Asia Pacific segment increased 32%, which amount included a 17% increase related to the effect of changes in currency exchange rates. Revenues for the U.S. Bioindustrial segment increased 21%. Revenues for the European segment increased 9%, which amount included a 5% decrease related to the effect of changes in currency exchange rates. Revenues for the Americas Research segment increased 9%, which amount included a 1% decrease related to the effect of changes in currency exchange rates.

In the third quarter of 1999 sales of products other than fetal bovine serum
(FBS) and products related to an acquisition earlier in 1999 increased by $10.5 million, or 13%, when compared with the third quarter of 1998 and excluding the effect of changes due to different currency exchange rates. FBS net sales increased $0.9 million on a currency comparable basis when comparing the third quarter of 1999 with the third quarter for 1998, resulting from unit selling price and unit volume increases. FBS sales represented 11% of net sales in the third quarter of both 1999 and 1998. Net sales for a chromatography and research products business acquired during the second quarter of 1999 were $1.3 million in the third quarter of 1999. Changes in currency exchange rates did not have an overall affect on the comparison of net sales in the third quarter of 1999 compared to net sales in the third quarter of 1998.

Gross margins were 54.3% of net sales in the third quarter of 1999 compared with 53.9% of net sales in the third quarter of 1998. Gross margins improved in the 1999 period due to lower unit costs and a favorable change in product mix. FBS gross margins declined in the third quarter of 1999 compared with the third quarter of 1998 as unit costs increased at a greater rate than unit selling prices.

Marketing and administrative expenses were 34.5% of net sales in the third quarter of 1999 and 33.8% of net sales in the comparable period of 1998. The increase in marketing and administrative expenses as a percentage of net sales was principally related to increased legal expenses. Marketing and administrative expenses as a percentage of net sales also increased as a result of the inclusion of the Company's newly-acquired chromatography and research products business in the Company's financial results. Research and development expenses were $5.9 million in the third quarter of 1999, representing a 10% increase over the comparable period in 1998.

The Company's third quarter results included a pretax charge of $3.9 million, or $0.10 per share, representing an expense for a refund that the Company has offered to the Department of Veterans Affairs (VA) related to the Company's federal supply schedule contract with the VA. Income taxes were 14.3% of income before taxes in the third quarter of 1999 compared with 34.1% in the comparable quarter of 1998. The third quarter 1999 effective tax rate reflected the effect of a favorable income tax settlement of $2.3 million, or $0.09 per share, including the reassessment of related reserves. Apart from this favorable settlement, the third quarter 1999 effective tax rate would have been 35.0%.

Net income of $9.4 million in the third quarter of 1999 represented an 8% increase over net income of $8.8 million reported in the comparable period of 1998. Diluted earnings per share of $0.38 in the third quarter of 1999 were 6% greater than diluted earnings per share of $0.36 in the third quarter of 1998.

Nine Months Results

Revenues in the nine-month period ended September 30, 1999 were $302.6 million, representing an increase of 12% compared with revenues of $270.6 million in the first nine months of 1998. Revenues for the Asia Pacific segment increased 22%, which amount included a 10% increase related to the effect of changes in currency exchange rates. Revenues for the U.S. Bioindustrial segment increased 17%. Revenues for the European segment increased 10%, which amount included a 2% decrease related to the effect of changes in currency exchange rates. The Americas Research segment increased 8%, which amount included a 1% decrease related to the effect of changes in currency exchange rates.

Net sales for the first nine months of 1999 were $301.1 million, an increase of $32.2 million, or 12%, over the first nine months of 1998. Net sales of products other than FBS and products related to an acquisition in the second quarter of 1999 increased $29.1 million, or 12%, in the first nine months of 1999 when excluding the effect of changes due to different currency translation rates. FBS net sales increased $0.5 million, or 2%, in the first nine months of 1999, on a currency comparable basis, as unit sales increased 2% and average unit selling prices decreased 1%. FBS sales represented 10% of net sales in the first nine months of 1999 compared with 11% of net sales in the comparable period of 1998. Net sales for a business acquired during the second quarter of 1999 were $2.1 million in the first nine months of 1999. The effect of changes in currency exchange rates increased net sales in the first nine months of 1999 by $0.5 million when compared with the first nine months of 1998.

Gross margins were 54.9% in the first nine months of 1999 compared with 53.6% in the comparable 1998 period. Gross margins improved in the 1999 period due to lower unit costs and a favorable product mix. FBS gross margins decreased slightly in the first nine months of 1999 compared with the first nine months of 1998 as unit costs increased and unit selling prices decreased.

Marketing and administrative expenses were 33.8% of net sales in the first nine months of 1999 and 32.9% in the comparable period of 1998. The increase in marketing and administrative expenses as a percentage of net sales was principally related to increased legal expenses. The Company reported other non-operating income of $0.1 million in the first nine months of 1999 compared with $0.5 million in non-operating income in the comparable period of 1998, reflecting greater currency exchange losses in the 1999 period.

For the first nine months of 1999, net income was $29.7 million, an increase of 11% over the comparable period of 1998. Diluted earnings per share for the nine-month period ended September 30, 1999 were $1.19, an increase of 7% compared with the first nine months of 1998.

Impact of the Year 2000

The Company has recently converted its core financial, order-entry /distribution, and manufacturing systems at its major locations worldwide to an integrated software system. While the vendor of the software upon which this system is based is continuing to test the release/version of the software being implemented by the Company and is making revisions available to the Company as necessary, the vendor has advised the Company that the software is generally Year 2000 compliant. The Company completed internal testing and validation of Year 2000 compliance with respect to the U.S. system during the third quarter of 1999. The Company engaged an outside consultant with expertise in Year 2000 testing of this software to assist in the testing and validation process. The Company has virtually completed testing and validation of the software in Europe and in the Asia/Pacific region. Software currently in use at other sites and not replaced by the new software systems has been certified for Year 2000 compliance. As previously reported, although the Company decided to replace these core software systems several years ago for reasons unrelated to Year 2000 concerns, a portion of the overall project relates to an unanticipated upgrade implemented specifically to address Year 2000 issues. Due to the significant amount of time and effort expended for overall systems replacement activities, it is difficult to calculate the actual costs specifically attributable to the Year 2000 software upgrade portion of the project. However, the Company estimates that the cost of this upgrade (which represents external costs incurred to date directly related to Year 2000 remediation efforts for this system) approximates $0.1 million.

The Company has also implemented a comprehensive project plan to identify other internal and external information technology and non-information technology systems which may require modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was complete by the end of the second quarter of 1999. Remediation and testing of non-Year 2000 compliant systems was nearly complete by the end of the third quarter of 1999, and is expected to be complete during the fourth quarter of 1999. As part of this project, the Company has developed and tested contingency plans which identify workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company has identified suppliers of key goods and services to all business areas, has requested information about their Year 2000 readiness, and has audited certain key suppliers for Year 2000 readiness.

The Company plans to evaluate the information it receives from suppliers on a continuing basis into Year 2000, and has formulated contingency plans where the information provided raises significant concerns about a vendor's ability to supply the Company on an uninterrupted basis during the Year 2000 transition.

The Company believes that the costs necessary to become Year 2000 compliant will be approximately $2.5 million (principally for capital expenditures), of which approximately $1.2 million has been spent year to date as of September 30, 1999. The Company estimates spending approximately $0.5 million in the fourth quarter of 1999. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

Liquidity and Capital Resources

Operating activities provided $19.0 million in cash during the first nine months of 1999. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1999. Working capital increases were the principal use of cash from operations.

Investment activity for the first nine months included $25.8 million for capital expenditures. Also included in investment activity during the first nine months were acquisitions of $12.7 million. The acquisitions included: $11.5 million, net of cash acquired, for a process chromatography and research products business and $1.1 million in deferred purchase payments related to the acquisition of Custom Primers Inc.

Financing activities for the first nine months included cash outflows of $3.7 million for quarterly dividend payments, $0.1 million for long-term debt repayments and $1.2 million for short-term borrowing repayments. The Board of Directors of the Company decided at its July 21, 1999 meeting to discontinue regular quarterly dividends on the Company's common stock. Cash proceeds included $1.6 million for stock option exercises and $0.7 million for long-term debt borrowings.

Capital expenditures in 1999 are expected to range from $30-35 million, of which $15-20 million is for facility upgrades and expansions, with the balance of expected 1999 capital expenditures for new and replacement machinery, equipment and management information systems.

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

New Accounting Pronouncement

The Financial Accounting Standards Board has issued, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

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

                          PART II - OTHER INFORMATION
                          -------   -----------------

Item 1.  Legal Proceedings - Not applicable.
         -----------------

Item 2.  Changes in Securities and Use of Proceeds - Not applicable.
         -----------------------------------------

Item 3.  Defaults Upon Senior Securities - Not applicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None.
         ---------------------------------------------------

Item 5.  Other Information - None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibits:
          15.  Letter re unaudited interim financial statements.
          27.  Financial data schedule

     (b)  Reports on Form 8-K.
          There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIFE TECHNOLOGIES, INC.



Date: November 5, 1999                  By: /s/ C. Eric Winzer
                                        ---------------------------------
                                        C. Eric Winzer
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Authorized Signatory)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

McLean, Virginia
October 12, 1999

                                 EXHIBIT INDEX
                                 -------------


                                                                   Page
                                                                   ----


Exhibit 15    Letter re unaudited interim financial information      17

Exhibit 27    Financial data schedule                                18