Form 10-K
period 1999-12-31
LIFE TECHNOLOGIES INC
filed 2000-03-15
CIK 727737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ____________

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999
                                -----------------

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

                                   _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000 was $322,504,208.

The number of shares of Common Stock outstanding as of March 10, 2000 was 25,017,451.

                      Documents Incorporated By Reference

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 2, 2000 are incorporated by reference in Part III of this Report.

As used herein, the terms "LTI" and the "Company" shall mean Life Technologies, Inc. and its subsidiaries unless the context otherwise indicates and the term "Proxy Statement" shall mean the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 2, 2000.


                                    PART I
                                    ------

Item 1.  Business
-------  --------

                                    General
                                    -------

LTI, originally incorporated in Ohio in 1915 and reincorporated in Delaware in 1986, develops, manufactures and supplies more than 10,000 products, including customs and specials, used in life sciences research and commercial manufacture of genetically engineered products. The Company's products include sera, other cell growth media, biochemicals and enzymes and other biological products necessary for recombinant DNA procedures. These and related products and services provided by the Company are used in cellular biochemistry and molecular biology research and in the production of genetically engineered pharmaceuticals such as interferons, interleukins and tissue plasminogen activator ("t-PA").

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

  .  Products for Life Sciences Research

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

  .  Products for Commercial Processes Using Genetically Engineered Cells

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

                             Products and Services
                             ---------------------

Information regarding the Company's products and services is contained in the Financial Note entitled "Segment Reporting and Related Information" on pages F-24 through F-26 of this 1999 Annual Report on Form 10-K.

                 Geographic and Operating Segment Information
                 --------------------------------------------

Information regarding geographic and operating segment information is contained in the Financial Note entitled "Segment Reporting and Related Information" on pages F-24 through F-26 of this 1999 Annual Report on Form 10-K.

                              Sales and Marketing
                              -------------------

At December 31, 1999, the Company had 229 employees worldwide who were employed in direct field sales. The Company's sales efforts are supplemented by use of catalogs, journal advertisements, and direct mail campaigns. Most of the Company's products are sold throughout the world by its own sales employees, and the remaining products are sold through agents or distributors.

                           Research and Development
                           ------------------------

The Company believes that a strong research and product development effort is important to its future growth. The Company's investment in research and development was $23.8 million in 1999, $21.9 million in 1998 and $21.3 million in 1997. R&D expenses in 1999, 1998 and 1997 were primarily directed toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

The Company conducts most of its research and development activities at its own facilities using its own personnel. At December 31, 1999, the Company had 175 employees principally engaged in research and development. The Company's scientific staff is augmented by advisory and collaborative relationships with a number of scientists.

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

The Company has obtained rights to products and technologies under a number of license agreements with universities and others. In 1999, approximately 23% of the Company's net sales were related to products which were licensed from others or which incorporated technologies licensed from others. The Company intends to continue its current strategy of seeking licenses to technologies and products from sources around the world.

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

                                   Suppliers
                                   ---------

The Company buys materials for its products from many suppliers, including certain affiliated joint ventures, and is not dependent on any one supplier or group of suppliers. Raw materials, other than raw fetal bovine serum ("FBS"), are generally readily available at competitive prices from a number of suppliers. Although there is a well-established market for FBS, one of the Company's major products, its price has been unstable at times in the past, and its supply could be limited because the availability of slaughtered cattle tends to be cyclical. The Company acquires raw FBS products from various suppliers, including affiliated joint ventures. Some of these suppliers provide a major portion of the FBS available from a specific geographic region, although no single supplier provides a majority of the total FBS available to the Company.

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

                                   Employees
                                   ---------

At December 31, 1999, the Company had 1,970 full-time and 55 part-time employees, 774 of whom were employed outside the United States. No employees are covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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

The Company owns or leases certain other properties throughout the world in addition to the principal properties listed. The terms of the leases for properties to which the Company is a party range in expiration dates from 2000 to 2010, and some are renewable.

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

Additional information regarding the Company's properties is contained in Item 7 of this 1999 Annual Report on Form 10-K in the sections entitled "1999 Cash Flows" and "2000 Cash Flows" as well as in the Financial Notes entitled "Property, Plant and Equipment" and "Leases" on pages F-10 and F-11 of this 1999 Annual Report on Form 10-K.

Item 3.  Legal Proceedings
-------  -----------------

In December 1996, the Company filed Civil Action No. AW-96-4080 in the U.S. District Court for the District of Maryland against Clontech Laoratories, Inc. alleging infringement of the Company's patents covering H minus reverse transcriptase. On July 16, 1999, the Court issued a decision that the patents in issue are unenforceable. Clontech has requested that the Court require the

Company to pay Clontech's legal fees and expenses relating to this action. The Court has not yet ruled on this request. The Company believes strongly that the Court's decision is inconsistent with well established legal precedent and is pursuing vigorously an appeal to the court of Appeals for the Federal Circuit.

The Company is involved in various other legal proceedings that are incidental to its business. The Company does not believe that any of these other legal proceedings could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------

The Board of Directors elects all executive officers of the Company. Each executive officer holds his or her office until the earlier of his or her death, resignation, removal from office or the election of his or her successor. No family relationships exist among any of the Company's executive officers, directors or persons nominated to serve as such. The positions held and period during which the executive officers have served in those positions are set forth below:

J. Stark Thompson, Ph.D. (age: 58; years of service: 11) was elected President and Chief Executive Officer of the Company in August 1988 and became a director of the Company in September 1988. Prior to joining the Company, he had been with E.I. DuPont de Nemours & Company ("DuPont") for 21 years.

John V. Cooper (age 48; years of service: 8) was elected Senior Vice President and General Manager, Americas Research Products Division, effective February 2, 1999. Prior thereto, he held the position of Vice President and General Manager, Americas Research Products Division, effective April 13, 1993. Prior thereto, he held several managerial positions with the Company since joining the Company in 1992. Prior to joining the Company, he had been a Worldwide Business Manager in Printed Circuit Materials for DuPont.

John A. Cottingham (age: 45; years of service: 4) was elected General Counsel and Assistant Secretary, effective May 4, 1999. Prior to joining the Company, he had been an international corporate attorney with the Washington office of Fulbright and Jaworski L.L.P. for 9 years.

Thomas M. Coutts (age: 55; years of service: 30) was elected Vice President, Fetal Bovine Serum and Other Blood and Sera, effective January 1, 2000. Prior thereto, he held the position of Senior Vice President and General Manager, European Division, effective March 1, 1989. Prior thereto, he had been Vice President of Life Technologies, Europe.

Daryl J. Faulkner (age: 51; years of service: 1) was elected Senior Vice President and General Manager, European Division, effective January 1, 2000. Prior thereto, he had been Vice President, Human Resources, for the Company. Prior to joining the Company, he had been a Plant Manager for Abbott Laboratories.

Brian D. Graves (age: 58; years of service: 18) was elected Vice President and General Manager, U.S. Industrial Bioproducts Division, effective July 1, 1990. Prior thereto, he had been Vice President of Sales and Marketing, U.S. Research Products Division, for the Company.

Timothy E. Pierce, Ph.D. (age: 58; years of service: 9) was elected Vice President and General Manager, Asia Pacific Division, effective September 18,

1990. Prior to joining the Company he had been a Vice President, region manager for Technicon Asia-Pacific.

Rosemary J. Versteegen, Ph.D. (age: 51; years of service: 18) was elected Vice President of the Company on April 16, 1991. Prior thereto, she held several managerial positions with the Company since joining the Company in 1982.

C. Eric Winzer (age: 43; years of service: 13) was elected Vice President, Finance and Chief Financial Officer, Secretary and Treasurer effective May 4, 1999. Prior thereto, he was the controller of the Company since 1991 and held several other managerial positions with the Company since 1986.

Derek E. Woods, Ph.D. (age: 49; years of service: 4) was elected Vice President, Research and Development on April 15, 1997, and prior thereto had served in that position as an appointed officer since joining the Company in 1996. Prior to joining the Company, he worked for Johnson & Johnson in various research and business development positions.

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

Effective with the close of business on February 1, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market, because of the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market, including the number of shareholders and public float requirements. The Company fell out of compliance with certain requirements as a result of the completed tender offer for the Company's Common Stock by Dexter Corporation. The high and low sales prices for the Company's Common Stock for each quarter of 1998 and 1999 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-23 of this 1999 Annual Report on Form 10-K.

The number of stockholders of record of the Company's Common Stock at March 10, 2000 was 310. At March 10, 2000, Dexter Corporation owned approximately 75% of the outstanding Common Stock of the Company.

On July 21, 1999 the Company's Board of Directors voted to discontinue regular quarterly dividends on the Company's common stock. The last quarterly dividend payment was made on July 16, 1999. Prior to discontinuation of dividends, the Company's Board of Directors had declared regular quarterly cash dividends in each fiscal quarter since the second quarter of 1991. For the previous three years, cash dividends declared were: $0.04 per share in the first two quarters of 1997, and $0.05 per share for the last two quarters of 1997, all four quarters of 1998, and the first two quarters of 1999.

Item 6.  Selected Financial Data
-------  -----------------------

This information has been derived from, and should be read in conjunction with, the related consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this 1999 Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                            -----------------------
                 (amounts in thousands, except per share data)

                                          1999      1998      1997      1996      1995
--------------------------------------------------------------------------------------
FOR THE YEAR
  Revenues                            $ 409,60  $364,206  $332,808  $310,339  $272,299
  Research and development
    expenses                            23,836    21,880    21,281    19,084    15,871
  Provision for contract
    settlement                           3,870         -         -         -         -
  Shareholder acquisition expenses           -     5,335         -         -         -
  Gain on product line disposal              -         -         -     2,569         -
  Operating income                      56,441    50,509    50,934    46,101    34,152
  Net income                            38,277    31,303    32,235    28,700    22,277
  Additions to property, plant
    and equipment                     $ 29,170  $ 18,024  $ 23,386  $ 42,151  $ 11,159
  Average shares outstanding:
    Basic                               24,954    23,687    23,171    22,881    22,601
    Diluted                             25,040    24,204    23,945    23,504    22,929
--------------------------------------------------------------------------------------
AT DECEMBER 31
  Cash and cash equivalents           $ 51,489  $ 56,047  $ 19,076  $ 15,326  $ 23,201
  Working capital                      171,760   160,403   100,927    84,196    96,761
  Total assets                          402,97   353,587   280,274   253,931   208,744
  Long-term debt                         3,699         -     4,564     4,668     1,451
  Stockholders' equity                 310,095   276,108   208,724   182,919   153,925
    Per share                         $   12.4  $  11.07  $   8.94  $   7.97  $   6.76
  Shares outstanding                    25,004    24,941    23,351    22,951    22,773
--------------------------------------------------------------------------------------
PER SHARE
  Net income:
    Basic                             $   1.53  $   1.32  $   1.39  $   1.25  $    .99
    Diluted                               1.50      1.29      1.35      1.22       .97
  Cash dividends declared                  .10       .20       .18   .15 1/3   .13 1/3
  Market price:
    High                                    43        40    35 7/8    26 1/2    18 1/3
    Low                                     34    29 3/8    24 1/4    15 1/3    11 2/3
    Close                               42 5/8    38 7/8    33 1/4        25    18 1/6
--------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
of Operations
-------------

Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in government funding for life sciences research, changes in pricing or availability of fetal bovine serum, changes in currency exchange rates, changes and delays in new product introduction, customer acceptance of new products, changes in government regulations, the possibility of adverse rulings by, or adverse developments in negotiations with, the government, litigation risks, changes in pricing or other actions by competitors and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this 1999 Annual Report on Form 10-K. See in particular the sections entitled "Business Outlook" and "2000 Cash Flows". The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

The information in this Item 7 should be read in conjunction with the related consolidated financial statements and notes thereto contained elsewhere in this 1999 Annual Report on Form 10-K.

GENERAL

The Company develops, manufactures, and sells cell culture and cell and molecular biology products, services and technologies. Many of the Company's products are sold under the GIBCO BRL brand name. Cell culture products and services are used to grow cells under laboratory conditions and for the commercial manufacture of pharmaceuticals and other life sciences products. Cell culture products include cell and tissue culture media, reagents, fetal bovine ("FBS") and other animal sera, growth and attachment factors, and plasticware. Cell and molecular biology products, services and technologies are used to identify, isolate, and manipulate the metabolic processes and genetic material of living organisms. Cell and molecular biology products include enzymes, nucleic acids, lipids, competent cells, custom oligonucleotides, and related products. In May 1999, the Company acquired a process chromatography and research products business.

RESULTS OF OPERATIONS

Revenues
Revenues for the Company's operating segments in 1999, 1998 and 1997 compare as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                                  1999      1998      1997
--------------------------------------------------------------------------------
Americas Research                                   $139,619  $129,428  $118,095
U.S. Bioindustrial                                    84,289    71,634    61,335
Europe                                               128,987   116,996   105,682
Asia Pacific                                          54,304    43,915    45,756
Other                                                  2,410     2,233     1,940
--------------------------------------------------------------------------------
Consolidated revenues                               $409,609  $364,206  $332,808
================================================================================

Revenues for 1999 were $409.6 million, an increase of $45.4 million, or 12%, over 1998 revenues. The effect of changes in currency exchange rates reduced 1999 revenues by $1.8 million, or 0.5%, when compared with 1998 revenues. Revenues for the Americas Research segment increased approximately 8% when comparing 1999 with 1998. The effect of changes in currency exchange rates reduced 1999 revenues for the Americas Research segment by $1.4 million, or 1%, when compared with 1998 revenues. Sales of custom oligonucleotides for the Americas Research segment increased approximately 20% in 1999 compared with 1998 and contributed approximately 2% of the 8% increase in segment revenues. Revenues for the U.S. Bioindustrial segment increased approximately 18% when comparing 1999 with 1998. Sales of custom oligonucleotides for the U.S. Bioindustrial segment increased approximately 55% in 1999 compared with 1998. Revenues for the European segment increased approximately 10% in 1999 compared with 1998. The effect of changes in currency exchange rates reduced 1999 revenues for the European segment by $4.7 million, or 4%, when compared with 1998 revenues. Sales of an acquired process chromatography and research products business were $4.3 million, or 4% of the 10% increase in segment revenues. Revenues for the Asia Pacific segment increased approximately 24% when comparing 1999 with 1998. The effect of changes in currency exchange rates increased 1999 revenues for the Asia Pacific segment by $4.3 million, or 10%, when compared with 1998 revenues. Sales of cell and molecular biology products increased 14% on a currency comparable basis in the Asia Pacific segment when comparing 1999 revenues with 1998 and included a 21% increase in custom oligonucleotide sales.

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

Royalty income was $2.4 million, $2.5 million and $1.8 million in 1999, 1998, and 1997, respectively. Royalty income relates principally to the Company's patented technology to improve the accuracy of amplification based assays. The Company generally grants a license to this technology for an up-front fee and future royalties on sales of products which incorporate the licensed technology.

Cost of Sales - Gross Margin

Gross margins were 54.2% of net sales in 1999 compared with 53.6% of net sales in 1998. FBS gross margins decreased slightly in 1999 when compared with 1998, as unit costs increased at a greater rate than unit selling prices. The Company reduced its LIFO reserves in the amount of $0.2 million during 1999 to reflect lower unit costs for non-FBS products, offset by increased unit costs for FBS. Gross margins were negatively impacted by unfavorable currency effects when comparing 1999 with 1998. Gross margins benefited from volume increases and a favorable change in mix.

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

Marketing and Administrative Expenses

Marketing and administrative expenses were 34.1% of net sales in 1999, 32.8% of net sales in 1998 and 32.6% of net sales in 1997. The increase in marketing and administrative expenses in 1999, expressed as a percentage of sales, is principally attributable to expenses associated with preparing a report in connection with a voluntary disclosure of the Company's compliance with a government contract (see Provision for Contract Settlement below) and increased spending to acquire and protect intellectual property rights, including costs to litigate a patent infringement issue related to the Company's H minus reverse transcriptase patents. Marketing and administrative expenses as a percentage of sales also increased as the Company increased its spending to commercialize new technologies, including the Company's new GATEWAY cloning technology, and increased its spending to develop new information technology capabilities and to prepare for the Year 2000 computer issue.

Research and Development ("R&D") Expenses

Research and development expenses were $23.8 million in 1999, $21.9 million in 1998, and $21.3 million in 1997. R&D expenses in 1999, 1998, and 1997 were directed primarily toward developing new products and business solutions for the Company's customers in the life sciences research and industrial bioprocessing areas and toward improving production processes.

Research and development expenses represented 5.9%, 6.0%, and 6.4% of net sales in 1999, 1998, and 1997, respectively.

Provision for Contract Settlement

The Company's 1999 results included a pretax charge of $3.9 million, representing a refund the Company has offered to the Department of Veterans Affairs (VA) related to the Company's federal supply schedule contract with the VA. The government is currently considering the Company's offer and there can be no assurance that the government will agree with the Company's assessment of the matter or accept the Company's offered refund amount.

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

Operating Income

Operating income for 1999 was $56.4 million, an increase of 12% compared with 1998. Excluding the $5.3 million in expenses related to the acquisition of additional shares by Dexter Corporation in 1998 and excluding the $3.9 million related to the provision for a contract settlement in 1999, operating income increased 8% in 1999 when compared with 1998.

Operating income for 1998 was $50.5 million, a decrease of 1% compared with 1997. Excluding the $5.3 million in expenses related to the acquisition of additional shares by Dexter, operating income increased 10% in 1998 when compared with 1997.

Other Income, Net

Investment income was $1.5 million in 1999, $0.7 million in 1998, and $0.5 million in 1997. Interest income varied from 1997 to 1999 based on changes in available cash and prevailing interest rates. Other income, net in 1999 included $1.0 million of currency losses. Interest expense included in other income, net was less than $0.1 million in 1999, 1998, and 1997.

Income Taxes

Income taxes were 30.9% of income before taxes in 1999 compared with 37.5% and 36.0% of income before taxes in 1998 and 1997, respectively. Income tax expense in 1999 was reduced by a benefit of $2.3 million related to a settlement of a US tax examination of the years 1987-1997. The benefit includes a refund of income tax, estimated interest due the Company (net of tax) and an adjustment of applicable tax reserves. Excluding the benefit related to the tax examination settlement, the 1999 tax rate would have been 35.0%. In 1998 income tax expense included the effect of non-deductible expenses related to the Dexter tender offer. Excluding the non-deductible expenses related to the Dexter tender offer, the 1998 tax rate would have been 34.5%.

Minority Interests

Income attributed to minority interest investors was $1.1 million in 1999, $0.6 million in 1998, and $0.6 million in 1997. The increase in 1999 is attributable to increased net income at the Company's Japanese subsidiary.

Net Income

Net income was $38.3 million in 1999, $31.3 million in 1998, and $32.2 million in 1997. Excluding shareholder acquisition expenses and the related income tax effect from 1998 results, net income has increased 5%, 13%, and 19% in 1999, 1998, and 1997, respectively.

Earning Per Share

Diluted earnings per share were $1.53 in 1999, a 19% increase compared with diluted earnings per share of $1.29 in 1998. Excluding approximately $5.3 million of pre-tax expenses related to the acquisition of additional shares of the Company by Dexter in 1998, 1999 diluted earnings per share increased 2%.

Diluted earnings per share were $1.29 in 1998, a 4% decrease compared with diluted earnings per share of $1.35 in 1997. Excluding approximately $5.3 million of expenses related to the acquisition of additional shares of the Company by Dexter, 1998 diluted earnings per share were $1.50, an increase of 11% over the previous year.

Business Outlook

The Company expects to concentrate on its core cell culture and cell and molecular biology product lines and related service and technology offerings in 2000. Future trends in the Company's markets may be affected by government funding for life sciences research, the number of new products developed and introduced by the Company, its competitors and its customers, and changes in technology and scientific discoveries.

Changes in currency exchange rates, general economic conditions, the supply and price of FBS, the availability of well-trained employees throughout the world, the resolution of intellectual property litigation between the Company and

Clontech Laboratories, Inc., and the resolution of the Company's voluntary disclosure on September 29, 1999, to the Department of Veterans Affairs are factors that could have a significant effect on the Company in 2000. A strengthening of the U.S. dollar and Pound Sterling against other currencies could have a negative effect on the Company's operating results.

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

Impact of the Year 2000

To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems which may have been effected by faulty embedded chips or other Year 2000 problems. The Company is not aware of any significant Year 2000 problems affecting any of its customers nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was completed by the end of the second quarter of 1999. Remediation and testing of non-compliant Year 2000 systems was completed during the fourth quarter of 1999. As part of this project, the Company developed and tested contingency plans which identified workarounds in the event of a malfunction of a system designated as a priority system at the inventory stage. In addition, the Company identified suppliers of key goods and services to all business areas, requested information about their Year 2000 readiness, and audited certain key suppliers for Year 2000 readiness.

The Company has spent approximately $1.5 million as of December 31, 1999 to become Year 2000 compliant, principally for capital expenditures. These expenditures were for external costs and did not include costs of Company employees who implemented the comprehensive project plan described above. The Company believes that any additional resources needed to address Year 2000 issues will not be material. However, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise, especially in areas outside the Company; that these issues will not have a material adverse effect on the Company; or, that additional resources needed to address these issues will not be material.

LIQUIDITY AND CAPITAL RESOURCES

1999 Cash Flows

The Company generated $42.2 million in cash from operations during 1999. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 1999. The components of working capital increased at a rate generally commensurate with the increase in net sales and, in the aggregate, required $15.4 million in cash during 1999.

The Company paid $30.7 million in cash for capital expenditures in 1999. Capital spending in 1999 included $10.8 million to expand its Frederick, Maryland operations facility and relocate its fermentation production capability to the Frederick site. The Company also spent $3.0 million for sera production upgrades in New Zealand, $2.6 million to expand the Company's Scotland distribution warehouse, and $1.3 million for aseptic process modifications at its Grand Island, New York facility. The balance of 1999 capital spending was principally for new and replacement machinery and equipment and management information systems related to the Company's ongoing business operations. The Company paid $12.7 million for acquisitions in 1999. Acquisitions included $11.6 million, net of cash acquired, for a process chromatography and research products business and $1.1 in deferred purchase payments related to the 1996 acquisition of Custom Primers, Inc., a California-based producer of oligonucleotides.

Financing activities used $2.0 million in cash during 1999. The Company received $3.3 million in cash during 1999 related to the exercise of stock options. The Company used $3.7 million for its quarterly cash dividends and $1.6 million to reduce debt in 1999. The Board of Directors of the Company voted at its July 21, 1999 meeting to discontinue regular quarterly dividends on the Company's common stock.

2000 Cash Flows

Capital expenditures in 2000 are expected to range from $30-35 million. The Company is contemplating facility upgrades and expansions of $15-20 million with the balance of expected 2000 capital expenditures for new and replacement machinery, equipment and management information systems.

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

The Company believes it will be able to generate sufficient cash from its operations and its existing credit facility to meet all its anticipated cash requirements in 2000, apart from any significant business acquisition which may occur and which may be financed using cash from operations, debt, equity, or other sources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The Company is exposed to market risk related to changes in foreign currency exchange rates, commodity prices, and interest rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in the financial note entitled "Currency Effects" on page F-19 of this 1999 Annual Report on Form 10-K.

The Company enters into forward foreign currency contracts to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and specific assets and liabilities denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The Company's currency exposures vary, but are primarily concentrated in the Euro, British Pound Sterling, and Japanese Yen. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in those prices primarily through its procurement and sales practices. At December 31, 1999, the Company had no financial instruments outstanding as hedges of commodity price risk.

These financial exposures are monitored and managed by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

The Financial Statements and Supplementary Data appear on pages F-1 through F-26 of this 1999 Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None
                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Information regarding directors of the Company and compliance by the directors and officers of the Company with certain reporting requirements pursuant to
Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption "Section 16(a) Benefical Ownership Reporting Compliance" in the Company's Proxy Statement, which is incorporated herein by reference. Information regarding executive officers of the Company is included in Part I hereof, under the caption "Executive Officers of the Registrant."

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

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The information required by this item is contained under the caption "Certain Relationships and Related Transactions", in the Company's Proxy Statement, which is incorporated herein by reference.

                                 PART IV
                                 -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a) (1)   Financial Statements:

          a.   Report of Independent Accountants

          b. Consolidated Statement of Income for the years ended December 31, 1999, 1998, and 1997

          c. Consolidated Statement of Comprehensive Income for the years ended December 31, 1999, 1998, and 1997

          d.   Consolidated Balance Sheet as of December 31,
               1999 and 1998

          e. Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          f.   Consolidated Statement of Changes in
               Stockholders' Equity for the years ended
               December 31, 1999, 1998, and 1997

          g.   Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedules:

          None.

          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's consolidated financial statements.

(a) (3)   Exhibits:

          Exhibit numbers 10(A),(B),(C),(D),(E),(F),(G),(H),(I),(J),(K),(L) (M),
          (N), (O), and (P) are management contracts, compensatory plans, contracts or arrangements.

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

          3(B) By-laws of the Registrant, as amended and restated.

          10(A) 1984 Stock Option Plan, previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, No. 33-21807, dated May 12, 1988, which is incorporated herein by reference.

          10(B) Executive Supplemental Retirement Plan as amended on October 20, 1999.

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

          10(E) Change-in-Control Agreement dated March 9, 2000, between the Registrant and Derek E. Woods, Ph.D.. regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

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

          10(G) Change-in-Control Agreement dated March 9, 2000 between the Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

          10(H) Change-in-Control Agreement dated February 13, 1997, between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

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

          10(O) Form of Indemnity Agreement between Registrant and Directors, previously filed as Exhibit 10(O) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

          10(P) Form of Indemnity Agreement between Registrant and Executive Officers, previously filed as Exhibit 10(P) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, SEC file no. 0-14991, which is incorporated herein by reference.


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

Dated:  March 15, 2000          LIFE TECHNOLOGIES, INC.
                                (Registrant)


                                By /s/ C. Eric Winzer
                                ---------------------------------------
                                C. Eric Winzer
                                Vice President-Finance and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Thomas H. Adams, Ph.D.
-----------------------------------------------------------------------
Thomas H. Adams, Ph.D.          Joseph C. Stokes Jr.
Director                        Director



/s/ Bruce H. Beatt              /s/ J. Stark Thompson, Ph.D.
-----------------------------------------------------------------------
Bruce H. Beatt                  J. Stark Thompson, Ph.D.
Director                        President and Chief Executive Officer
                                and Director
                                (Principal Executive Officer)


/s/ Kathleen Burdett            /s/ K. Grahame Walker
-----------------------------------------------------------------------
Kathleen Burdett                K. Grahame Walker
Director                        Chairman of the Board of Directors


/s/ R. Barry Gettins, Ph.D.     /s/ George M. Whitesides
-----------------------------------------------------------------------
R. Barry Gettins, Ph.D.         George M. Whitesides
Director                        Director


/s/ Peter G. Kelly              /s/ C. Eric Winzer
-----------------------------------------------------------------------
Peter G. Kelly                  C. Eric Winzer
Director                        Vice President-Finance and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Acting Principal Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Index to Consolidated Financial Statements                                   F-1

Report of Independent Accountants                                            F-2

Consolidated Statement of Income for the
years ended December 31, 1999, 1998, and 1997                                F-3

Consolidated Statement of Comprehensive Income
for the years ended December 31, 1999, 1998, and 1997                        F-3

Consolidated Balance Sheet as of December 31,
1999 and 1998                                                                F-4

Consolidated Statement of Cash Flows for the
years ended December 31, 1999, 1998, and 1997                                F-5

Consolidated Statement of Changes in
Stockholders' Equity for the years ended
December 31, 1999, 1998, and 1997                                            F-6

Notes to Consolidated Financial Statements                                   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Life Technologies, Inc.


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Life Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        /s/ PricewaterhouseCoopers LLP
                                        ------------------------------

McLean, Virginia
January 24, 2000

                            Life Technologies, Inc.
                       Consolidated Statement of Income
                 (amounts in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                           1999       1998       1997
=======================================================================================================================
Revenues:
  Net sales                                                                              $407,199   $361,726   $330,967
  Net royalties                                                                             2,410      2,480      1,841
-----------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                         409,609    364,206    332,808
-----------------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of sales                                                                           186,667    167,862    152,547
  Marketing and administrative                                                            138,795    118,620    108,046
  Research and development                                                                 23,836     21,880     21,281
  Provision for contract settlement                                                         3,870          -          -
  Shareholder acquisition expenses                                                              -      5,335          -
-----------------------------------------------------------------------------------------------------------------------
  Total operating expenses                                                                353,168    313,697    281,874
-----------------------------------------------------------------------------------------------------------------------
Operating income                                                                           56,441     50,509     50,934
-----------------------------------------------------------------------------------------------------------------------
  Other income, net                                                                           493        606        404
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                 56,934     51,115     51,338
Income taxes                                                                               17,583     19,168     18,481
-----------------------------------------------------------------------------------------------------------------------
Income before minority interests                                                           39,351     31,947     32,857
Minority interests                                                                         (1,074)      (644)      (622)
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 38,277   $ 31,303   $ 32,235
========================================================================================================================
Earnings per share:
   Basic                                                                                 $   1.53   $   1.32   $   1.39
   Diluted                                                                               $   1.53   $   1.29   $   1.35
Average shares outstanding:
   Basic                                                                                   24,954     23,687     23,171
   Diluted                                                                                 25,040     24,204     23,945
Cash dividends declared per share                                                        $    .10   $    .20   $    .18
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                Consolidated Statement of Comprehensive Income
                            (amounts in thousands)

-------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                            1999     1998      1997
===================================================================================================================
Net income                                                                               $38,277   $31,303  $32,235
Other comprehensive income (loss)
   Currency translation effects                                                           (4,082)    1,292   (8,414)
   Minimum pension liability                                                                 (11)        -        -
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                     $34,184   $32,595  $23,821
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                          Consolidated Balance Sheet
                   (amounts in thousands, except share data)

------------------------------------------------------------------------------------------------------------
December 31,                                                                                 1999       1998
============================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                                              $ 51,489   $ 56,047
  Trade accounts receivable, net                                                           79,301     67,797
  Inventories:
    FIFO                                                                                   84,172     75,739
    LIFO reserve                                                                           (1,226)    (1,420)
------------------------------------------------------------------------------------------------------------
    Total inventory                                                                        82,946     74,319
  Prepaid and other current assets                                                         17,384     16,121
  Current deferred tax assets                                                               8,491      5,871
------------------------------------------------------------------------------------------------------------
    Total current assets                                                                  239,611    220,155
Property, plant and equipment, net                                                        128,827    107,374
Investments and other assets                                                               22,973     15,392
Excess of cost over net assets of businesses
  acquired, net                                                                            11,560     10,666
------------------------------------------------------------------------------------------------------------
    Total assets                                                                         $402,971   $353,587
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                        $    848   $  2,210
  Accounts payable                                                                         28,364     23,916
  Accrued and deferred income taxes                                                        11,145      2,755
  Accrued liabilities and expenses                                                         27,494     30,871
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              67,851     59,752
Long-term debt                                                                              3,259          -
Pension liabilities                                                                        11,471      9,103
Deferred income taxes                                                                       6,164      5,173
Minority interests                                                                          4,131      3,451
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, one million
    shares authorized; none issued
  Common stock, $.01 par value, 50 million
    shares authorized; issued and outstanding
    25,003,681 in 1999 and
    24,941,180 in 1998                                                                        250        249
  Additional paid-in capital                                                               96,362     94,067
  Retained earnings                                                                       223,986    188,202
  Accumulated other comprehensive income (loss)                                           (10,503)    (6,410)
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                            310,095    276,108
------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                           $402,971   $353,587
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
                     Consolidated Statement of Cash Flows
                            (amounts in thousands)


---------------------------------------------------------------------------
For the years ended December 31,                 1999       1998       1997
===========================================================================
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                   38,277   $ 31,303   $ 32,235
  Non-cash items:
    Depreciation                               12,645     11,383     10,126
    Amortization                                3,005      2,947      2,591
    Deferred income taxes                      (6,083)       481       (627)
    Minority interests in net income            1,074        644        622
  Changes in assets and liabilities
      net of acquisitions:
    Trade accounts receivable                 (11,767)    (8,769)    (7,461)
    Inventories                                (5,695)    (5,953)    (9,035)
    Prepaid and other current assets           (1,327)    (4,745)    (1,367)
    Accounts payable                            4,135      2,433      3,286
    Accrued income taxes                        7,270      2,548     (1,783)
    Accrued liabilities and expenses           (2,844)     8,143      2,020
    Other                                       3,548      1,697      1,003
---------------------------------------------------------------------------
  Cash provided by operating activities        42,238     42,112     31,610
---------------------------------------------------------------------------
Investments:
  Capital expenditures                        (30,667)   (25,359)   (27,300)
  Acquisitions and joint ventures             (12,682)    (1,047)      (914)
  Other                                            (5)       585       (127)
---------------------------------------------------------------------------
  Cash used in investing activities           (43,354)   (25,821)   (28,341)
---------------------------------------------------------------------------
Financing:
  Proceeds from exercise of stock options       3,258     27,051      4,052
  Dividends paid                               (3,740)    (4,711)    (3,929)
  Short-term borrowings, net                   (1,943)      (971)     1,896
  Long-term loan repayments                       381        (23)      (713)
---------------------------------------------------------------------------
  Cash provided by (used in)
    financing activities                       (2,044)    21,346      1,306
---------------------------------------------------------------------------
Effect of exchange rate changes on cash        (1,398)      (666)      (825)
---------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                             (4,558)    36,971      3,750
Cash and cash equivalents at beginning
  of year                                      56,047     19,076     15,326
---------------------------------------------------------------------------
Cash and cash equivalents at end of year     $ 51,489   $ 56,047   $ 19,076
===========================================================================
Supplemental cash flow information:
  Cash paid during the year:
    Income tax, net of refunds               $ 16,330   $ 16,120   $ 20,081
    Interest expense                               72         91         70
===========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            Life Technologies, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                 (amounts in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                            Other
                                                                                               Additional   Comprehensive
                                                                      Common  Stock   Paid-in   Retained    Income
                                                                      Shares  Amount  Capital   Earnings    (Loss)           Total
----------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1996                                                   22,951    $230  $48,344    $133,633      $    712   $182,919
  Net income                                                                                       32,235                   32,235
  Dividends-$.18 per share                                                                         (4,179)                  (4,179)
  Shares issued under
    stock option and stock
    grant plans                                                          400       4    4,124                                4,128
  Tax benefit on stock
    option plans                                                                        2,035                                2,035
  Currency effects                                                                                               (8,414)    (8,414)
----------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1997                                                   23,351     234   54,503     161,689        (7,702)  $208,724
  Net income                                                                                       31,303                   31,303
  Dividends-$.20 per share                                                                         (4,790)                  (4,790)
  Shares issued under
    stock option and stock
    grant plans                                                        1,590      15   28,585                               28,600
  Tax benefit on stock
    option plans                                                                       10,979                               10,979
  Currency effects                                                                                                1,292      1,292
----------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1998                                                   24,941     249   94,067     188,202        (6,410)  $276,108
  Net income                                                                                       38,277                   38,277
  Dividends-$.10 per share                                                                         (2,493)                  (2,493)
  Shares issued under
    stock option and stock
    grant plans                                                           63       1    1,643                                1,644
  Tax benefit on stock
    option plans                                                                          652                                  652
  Other comprehensive income:
    Minimum pension liability                                                                                       (11)       (11)
    Currency Effects                                                                                             (4,082)    (4,082)
----------------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1999                                                   25,004    $250  $96,362    $223,986      $(10,503)  $310,095
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Life Technologies, Inc. (the "Company" or "Life Technologies") and its majority owned or controlled subsidiaries. Intercompany accounts, transactions, and profits have been eliminated in the consolidated financial statements. Investments in affiliated companies (20% to 50% Life Technologies' ownership) are recorded in the consolidated financial statements using the equity method of accounting except in cases where the Company can effectively exercise control. In these cases, the accounts of the affiliate are included in the Company's consolidated financial statements. Certain amounts for prior years have been reclassified to conform to, and be consistent with, the 1999 presentation.

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

Business Acquisitions

On May 17, 1999, the Company acquired the process chromatography and research products businesses of BioSepra Inc., in an all cash transaction of $11.6 million, including transaction costs and net of cash acquired. Based upon the net assets purchased and the net cash paid of $11.6 million, the Company recorded $2.3 million of goodwill, $2.0 million of deferred tax assets consisting of net operating loss carryforwards, net of a valuation allowance, and $2.9 million of other intangibles. The intangibles are being amortized over a ten year period on a straight-line basis.

In January 1996, the Company paid $7.1 million to purchase 75% of the common stock of Custom Primers, Inc. ("CPI"), a California-based producer of oligonucleotides, increasing the Company's ownership to 100%. The Company had acquired 25% of CPI in several transactions prior to 1996 valued at $0.8 million. Based upon the net assets purchased in January 1996 and the total cash paid of $7.9 million, the Company recorded $7.4 million of acquisition costs in excess of net assets acquired in 1996. The January 1996 purchase agreement provides for additional earn-out contingencies based on the sales of oligonucleotides over the five year period following the date of the purchase agreement. For the years 1999, 1998 and 1997, the Company recorded additional earn-outs of $1.4 million, $1.1 million and $1.0 million, respectively. The Company is amortizing the goodwill related to CPI on a straight-line basis over six years.

None of the businesses acquired during the period, individually or in the aggregate, constitute a significant subsidiary of the Company.

Technology Agreements

The Company has obtained rights to products and technologies under a number of licensing agreements or patents. Where the agreement requires the Company to pay royalties on sales of licensed products or technologies, the Company includes the royalty expense in cost of sales in the period of the sale. Where the Company acquires technologies from outside sources for incorporation into its own development efforts or products, the cost of the technology is capitalized and amortized over the legal or expected useful life when the technology is commercially available at the time acquired by the Company. Where considerable development effort is required to have acquired technologies become part of the Company's product lines, the cost of the acquired technologies is reported as research and development expense in the period the technology is acquired. Internal efforts to develop or patent technologies are expensed when incurred.

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

The following table reconciles the weighted-average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

--------------------------------------------------------------------------------
(amounts in thousands)                                      1999    1998    1997
================================================================================
Weighted average shares outstanding-basic                 24,954  23,687  23,171
Stock options                                                 86     517     774
--------------------------------------------------------------------------------
Weighted average shares outstanding-diluted               25,040  24,204  23,945
================================================================================

Related Party - Dexter

At December 31, 1999, Dexter Corporation ("Dexter") owned approximately 71.5% of the outstanding shares of the Company's common stock. Dexter acquired approximately 22% of the outstanding shares of the Company through a tender offer consummated on December 22, 1998. On January 20, 2000 Dexter announced a proposal to acquire for $49.00 per share the 28.5% of Life Technologies that it did not then own in a merger transaction subject to acceptance by a group of minority interest stockholders who control most of the shares not owned by Dexter.

Most transactions with Dexter are administrative in nature (e.g., insurance) and are not significant in amount. The Company has no significant product sales to Dexter or its affiliates. The Company's nine member board of directors currently includes three executives of Dexter, two members of the Dexter board of directors and a retired Dexter executive.

In 1999 the Company engaged Bain & Company ("Bain"), a consulting firm, for a fee of $750,000 to evaluate the Company's strategic opportunities. Dexter, the Company's majority shareholder, engaged Bain to evaluate opportunities for Dexter to increase its participation in the life sciences market. Dexter received a report from Bain that was based in part on Bain's evaluation of the Company's strategic opportunities. The Company's transaction with Bain was funded solely by Company funds, although Dexter separately paid a fee to Bain for services provided to Dexter.

The Company can borrow up to $8.0 million under a revolving line of credit from Dexter to finance short-term working capital needs. There have been no amounts outstanding under this line of credit since prior to 1997.

New Accounting Pronouncements

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

Trade Accounts Receivable

Trade accounts receivable are reduced by allowances of $3.2 million, $2.0 million and $1.6 million at December 31, 1999, 1998, and 1997, respectively.

Inventories

Inventories are valued at the lower of cost or market. Inventories valued at cost using the LIFO method were approximately 28% and 29% of total inventories at December 31, 1999 and 1998, respectively. Inventories were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                                           1999      1998
================================================================================
Materials and supplies                                        $16,519   $12,946
Work-in-process                                                14,595    11,291
Finished goods                                                 53,058    51,502
-------------------------------------------------------------------------------
Total FIFO value                                               84,172    75,739
LIFO reserve                                                   (1,226)   (1,420)
-------------------------------------------------------------------------------
Total inventory                                               $82,946   $74,319
===============================================================================

Inventories were reduced by allowances, other than the LIFO reserve, of $6.1 million, $4.7 million and $3.5 million at December 31, 1999, 1998, and 1997 respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from 3 to 50 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $5.6 million in 1999, $4.7 million in 1998 and $4.5 million in 1997.

Amounts under a capital lease included in property, plant and equipment at December 31,1999 included $0.4 million of land and $2.9 million for a building. Accumulated depreciation on the building as of December 31, 1999 was $0.1 million.

Interest expense is capitalized in connection with the construction of major facilities. Capitalized interest is recorded as part of the cost of the asset to which it relates and is amortized over the asset's estimated useful life. The Company capitalized $0.1 million of interest cost in 1999, $0.1 million of interest cost in 1998 and $0.3 million of interest cost in 1997, all of which interest related to debt associated with capital leases.

The cost and accumulated depreciation of property, plant and equipment were as follows:

--------------------------------------------------------------------------------
(amounts in thousands)                                         1999       1998
================================================================================
Land and land improvements                                  $ 14,148   $ 11,527
Buildings and leasehold improvements                          76,656     67,244
Machinery and equipment                                       84,245     75,979
Construction-in-progress                                      17,113      4,790
--------------------------------------------------------------------------------
Total cost                                                   192,162    159,540
Accumulated depreciation                                     (63,335)   (52,166)
--------------------------------------------------------------------------------
Property, plant and equipment, net                          $128,827   $107,374
================================================================================

Leases

The Company leases buildings, automobiles and equipment under operating lease arrangements. These leases contain various renewal options, purchase options and escalation clauses. The total rental expense of all operating leases was $10.1 million in 1999, $8.9 million in 1998, and $6.3 million in 1997.

The future minimum rental payments required under noncancellable leases as of December 31, 1999 were as follows:

--------------------------------------------------------------------------
(amounts in thousands)                                    Operating Leases
==========================================================================
For the years ending
           2000                                                $ 8,066
           2001                                                  5,473
           2002                                                  3,441
           2003                                                  1,478
           2004                                                    994
           2005 and thereafter                                   1,630
--------------------------------------------------------------------------
Total minimum lease payments                                   $21,082
==========================================================================

Investments and Other Assets

Significant components of investments and other assets were as follows:

------------------------------------------------------------------------------------
(amounts in thousands)                                       1999              1998
====================================================================================
Pension and retirement related                            $ 4,753           $ 6,018
Software, net of amortization                               3,953             4,196
Deferred tax assets                                         9,884             3,571
Patents, net of amortization                                2,825                 -
Other                                                       1,558             1,607
------------------------------------------------------------------------------------
Investments and other assets                              $22,973           $15,392
====================================================================================

Excess Acquisition Costs

The excess of costs over the net asset values of businesses acquired prior to 1992 are being amortized on a straight-line basis principally over 30 years. The excess of costs over net asset values of businesses acquired since 1992 are being amortized on a straight-line basis over no more than 10 years. The Company assesses the recoverability of net cost in excess of net assets of acquired businesses by determining whether the amortization of this intangible asset over its remaining life can be recovered through future operating cash flows. The Company makes a specific provision against the asset when impairment is identified. The Company did not make an impairment charge in 1999, 1998 or 1997. Future acquisitions will be evaluated using this method and an appropriate useful life will be determined for amortization of the excess of costs over the net asset value of businesses acquired, if any.

Accumulated amortization at December 31, 1999 and 1998 amounted to $13.4 million and $10.8 million, respectively.

Accrued Liabilities and Expenses

Accrued liabilities and expenses were as follows:

-------------------------------------------------------------------------------------
(amounts in thousands)                                              1999         1998
=====================================================================================
Salaries, wages and benefits                                     $10,096      $11,400
Royalties                                                          4,632        5,867
Shareholder acquisition expenses                                       -        3,973
Taxes, other than income                                           2,117        1,779
Dividends payable                                                      -        1,245
Deferred purchase payments (CPI)                                   1,429        1,225
Contract settlement reserve                                        2,795            -
Other                                                              6,425        5,382
-------------------------------------------------------------------------------------
Accrued liabilities and expenses                                 $27,494      $30,871
=====================================================================================

Debt

The following is a summary of the outstanding debt at December 31, 1999 and 1998.

-------------------------------------------------------------------------------
(amounts in thousands)                                       1999          1998
===============================================================================
Short-term debt:
  Japanese Yen bank borrowings                            $   391       $ 2,210
  French Franc bank borrowings                                 17             -
  Current portion of long-term debt                           245             -
  Current portion of obligations under a capital lease        195             -
-------------------------------------------------------------------------------
Short-term debt                                           $   848       $ 2,210
===============================================================================

Short-term debt consisted of notes payable to various banks denominated in Japanese Yen and French Francs. The carrying value of short-term borrowings approximates fair value. The average interest rate on the Japanese Yen bank borrowings during the year was .97% in 1999 and 1.53% in 1998. The average interest rate on the French Franc borrowings in 1999 was 5.25%. The year-end weighted average interest rates on the Japanese Yen bank borrowings were 1.20% in 1999 and 1.47% in 1998. The year-end weighted average interest rate on the French bank borrowings was 5.25%.

The Company exercised an option to purchase a parcel of land previously under a capital lease in the first quarter of 1998 for $4.6 million. The parcel of land is used for the new corporate R&D center and administrative office facility, including the Company's headquarters.

-------------------------------------------------
(amounts in thousands)                 1999  1998
=================================================
Long-term debt:
  Unsecured notes                   $  814      -
    (Less) current portion            (245)     -
  Capital lease obligation           2,885      -
    (Less) current portion            (195)     -
-------------------------------------------------
Long-term debt                      $3,259      -
=================================================

In May of 1999, the Company acquired BioSepra, SA. At acquisition BioSepra, SA was obligated under a French Franc denominated capital lease as well as several long-term unsecured notes. The capital lease is used to maintain an administration and manufacturing facility in Cergy, France. At December 31, 1999, the capital lease had a carrying value of approximately $2.9 million. The lease is a 12-year lease with payments of approximately $0.1 million due at the beginning of each quarter. The unsecured long-term notes have an aggregate principal of approximately $0.8 million. The note's interest rates range from 3.9% to 5.8% and have maturity dates between 2001 and 2005. The approximate yearly payments on these notes are as follows: 2001 - $0.2 million, 2002 - $0.1 million, 2003 - $0.1 million, 2004 - $0.1 million, and 2005 - less than $0.1 million.

Income Taxes

The differences between the U.S. federal statutory tax rate and the Company's effective tax rate are as follows:

------------------------------------------------------------------------------------
                                                            1999      1998      1997
====================================================================================
Statutory U.S. federal income tax rate                      35.0%     35.0%     35.0%
State income taxes                                           2.2       2.0       1.7
Non-U.S. tax rate differences                                0.1       (.8)      0.8
Repatriation of foreign earnings,
  net of related benefits                                   (0.3)     (1.3)     (0.7)
Non-deductible expenses                                      2.0       5.1       1.5
Tax settlements                                             (4.1)        -         -
Other, including tax credits                                (4.0)     (2.5)     (2.3)
------------------------------------------------------------------------------------
Effective income tax rate                                   30.9%     37.5%     36.0%
====================================================================================

The provision (benefit) for taxes on income for 1999, 1998, and 1997 is summarized below:

----------------------------------------------------------------------------------------
(amounts in thousands)                                          1999      1998      1997
========================================================================================
Current:
  United States                                              $13,942   $ 9,443   $ 9,540
  International                                                6,833     7,684     8,569
  State                                                        2,891     1,560       999
----------------------------------------------------------------------------------------
Total current
----------------------------------------------------------------------------------------
Deferred:
  United States                                               (5,191)      270      (497)
  International                                                   55       162       (46)
  State                                                         (947)       49       (84)
----------------------------------------------------------------------------------------
Total deferred                                                (6,083)      481      (627)
----------------------------------------------------------------------------------------
Total provision for income taxes                             $17,583   $19,168   $18,481
========================================================================================

Deferred tax assets and liabilities were comprised of the following:

------------------------------------------------------------
(amounts in thousands)                        1999     1998
============================================================
Deferred tax assets:
  Expenses not currently deductible         $ 6,805   $2,081
  Retirement benefits                         4,251    3,038
  Net operating loss carryforward             3,336       19
  Intercompany profits                        2,868    1,937
  Inventory reserves                          1,889    1,645
  Other                                         716      722
------------------------------------------------------------
Total deferred tax assets                    19,865    9,442
Less: valuation allowance                    (1,490)       -
------------------------------------------------------------
Net deferred tax assets                      18,375    9,442
Deferred tax liabilities:
  Fixed assets, principally depreciation      5,682    4,768
  Inventory                                     555      582
  Retirement benefits                           473      399
  Other                                           9       25
------------------------------------------------------------
Less: valuation allowance                     6,719    5,774
------------------------------------------------------------
Net deferred tax asset                      $11,656   $3,668
============================================================

Management has determined that tax benefits associated with the net deferred tax asset, other than the net operating loss ("NOL") carryforward at BioSepra, SA, will more likely than not be realized based on the availability of taxable income in prior carryback years against which future tax deductions may be offset and on expectations that future operating income of the Company will be sufficient to fully realize the net deferred tax asset. At December 31, 1999, BioSepra, SA had an NOL carryforward totaling $3.3 million, of which $1.8 million expires at December 31, 2000 and the remainder has no expiration date. Due to the uncertainty of the realization of the expiring NOL carryforward at BioSepra, SA, management has established a valuation allowance in the amount of $1.5 million.

In 1999, 1998 and 1997, income tax benefits of $0.7 million, $11.0 million and $2.0 million, respectively, attributable to employee stock option transactions were allocated to stockholders' equity.

U.S. and international withholding taxes have not been provided on approximately $88.1 million of undistributed earnings of foreign subsidiaries. The Company remits only those earnings which are considered to be in excess of the reasonably anticipated working capital needs of the foreign subsidiaries, with the balance considered to be permanently reinvested in the operations of such subsidiaries. It is impractical to estimate the total tax liability, if any, until such a distribution is made. Pretax income from international operations amounted to $24.1 million in 1999, $27.2 million in 1998, and $26.6 million in 1997.

Retirement Benefits

The Company has a qualified pension plan ("defined benefit") and a 401(k) plan ("employee deferral" and "defined contribution") for substantially all United States employees. With respect to the defined benefit, the Company's policy is to deposit with an independent trustee amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act and any other applicable Federal laws and regulations. The U.S. pension plan provides benefits that are generally based upon the employee's highest average compensation in any consecutive five year period in the ten years before retirement. The Company's 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company matches one half of the employee's 401(k) deferral up to a maximum Company match of three percent of annual base compensation.

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

The funded status of the Company's domestic pension plans and amounts recognized at December 31, 1999, 1998, and 1997 was as follows:

--------------------------------------------------------------------------
(amounts in thousands)                         1999       1998       1997
===========================================================================
Change in benefit obligation:
Benefit obligation at beginning of year     $ 33,776   $ 26,569   $ 22,821
Service cost                                   2,672      2,244      2,098
Interest cost                                  2,208      1,900      1,615
Amendments                                         -      1,567        437
Actuarial (gain)/loss                         (8,977)     2,317        295
Benefits paid                                   (638)      (692)      (535)
Expenses paid                                   (109)      (129)      (162)
--------------------------------------------------------------------------
Benefit obligation at end of year             28,932     33,776     26,569
--------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at
  beginning of year                           22,233     19,611     15,567
Actual return on plan assets                   7,683      3,032      3,058
Employer contribution                            173        411      1,683
Benefits paid                                   (638)      (692)      (535)
Expenses paid                                   (109)      (129)      (162)
--------------------------------------------------------------------------
Fair value of plan assets at end of year      29,342     22,233     19,611
--------------------------------------------------------------------------
Funded status:                                   411    (11,543)    (6,958)
Unrecognized actuarial (gain)/loss           (14,254)       401       (604)
Unrecognized prior service cost                3,086      3,544      2,295
--------------------------------------------------------------------------
Net amount recognized                       $(10,757)  $( 7,598)  $( 5,267)
==========================================================================
Amounts recognized in the statement
of financial position consist of:
Accrued benefit liability                    (11,617)    (9,265)    (5,772)
Intangible asset                                 849      1,667        505
Accumulated other comprehensive income            11          -          -
--------------------------------------------------------------------------
Net amount recognized                       $(10,757)  $( 7,598)  $( 5,267)
==========================================================================

The weighted average assumptions used in accounting for the domestic pension plans in 1999, 1998, and 1997 was as follows:

--------------------------------------------------------
                                  1999     1998     1997
========================================================
Discount rate                     8.00%    6.75%    7.00%
Expected return on plan assets    9.00%    9.00%    9.00%
Rate of compensation increase     4.83%    4.83%    4.83%
========================================================

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

The components of net periodic pension cost for the Company's domestic pension plans for the years 1999, 1998, and 1997 are provided in the following table:

-----------------------------------------------------------------
(amounts in thousands)               1999       1998        1997
=================================================================
Service cost                      $ 2,672    $ 2,244     $ 2,098
Interest cost                       2,208      1,900       1,615
Expected return on plan assets     (1,978)    (1,743)     (1,375)
Amortization of:
  Prior service cost                  459        318         270
  Actuarial (gain)/loss               (27)        23         108
-----------------------------------------------------------------
Net periodic pension cost         $ 3,334    $ 2,742     $ 2,716
=================================================================

The funded status of the Company's U.K. pension plan and amounts recognized at December 31, 1999, 1998, and 1997 were as follows:

----------------------------------------------------------------------------
(amounts in thousands)                             1999      1998      1997
============================================================================
Change in benefit obligation:
Benefit obligation at beginning of year         $12,664   $ 9,026   $ 5,777
Service cost                                        976       513       319
Interest cost                                       789       682       504
Plan participants' contributions                    320       160       154
Amendments                                            -         -        (9)
Actuarial (gain)/loss                              (323)    2,270     2,527
Benefits paid                                      (150)     (110)      (12)
Foreign currency exchange rate changes             (369)      123      (234)
----------------------------------------------------------------------------
Benefit obligation at end of year                13,907    12,664     9,026
----------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at
  beginning of year                               8,831     7,217     6,147
Actual return on plan assets                        751     1,000       724
Employer contribution                               942       471       453
Plan participants' contributions                    320       160       154
Benefits paid                                      (150)     (110)      (12)
Foreign currency exchange rate changes             (258)       93      (249)
----------------------------------------------------------------------------
Fair value of plan assets at end of year         10,436     8,831     7,217
----------------------------------------------------------------------------
Funded status:                                   (3,471)   (3,833)   (1,809)
Unrecognized actuarial loss                       4,037     4,749     2,943
Unrecognized portion of net obligation
  at transition                                    (256)      654      (307)
Unrecognized prior service cost                     587      (287)      697
Fourth quarter contribution                           -       293       112
----------------------------------------------------------------------------
Net amount recognized                           $   897   $ 1,576   $ 1,636
============================================================================
Amounts recognized in the statement
of financial position consist of:
Prepaid benefit cost                                897     1,576     1,636
----------------------------------------------------------------------------
Net amount recognized                           $   897   $ 1,576   $ 1,636
============================================================================

The weighted average assumptions used in accounting for the U.K. pension plan in 1999, 1998, and 1997 were as follows:

------------------------------------------------------------
                                     1999     1998     1997
============================================================
Discount rate                        6.50%    6.00%    7.50%
Expected return on plan assets       8.00%    8.00%    8.00%
------------------------------------------------------------
Rate of compensation increase        5.00%    5.00%    6.00%
============================================================

The components of net periodic pension costs for the Company's U.K. pension plan for the years 1999, 1998, and 1997 are provided in the following table:

--------------------------------------------------------------
(amounts in thousands)               1999      1998      1997
==============================================================
Service cost                       $  976     $ 513     $ 319
Interest cost                         789       682       504
Expected return on plan assets       (708)     (592)     (487)
Amortization of:
  Transition obligation               (23)      (23)      (23)
  Prior service cost                   49        50        50
  Actuarial loss                      209       119        31
--------------------------------------------------------------
Net periodic pension cost          $1,292     $ 749     $ 394
==============================================================

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

---------------------------------------------------------------
(amounts in thousands)                1999      1998      1997
===============================================================
Projected benefit obligation         $3,974    $4,466    $2,418
Accumulated benefit obligation       $3,321    $3,512    $2,034
---------------------------------------------------------------
Fair value of plan assets                 -         -         -
===============================================================

The Company's match to the 401(k) plan totaled $1.3 million, $1.1 million and $1.1 million in 1999, 1998, and 1997, respectively. The Company's contribution to its remaining plans totaled $0.3 million, $0.3 million and $0.6 million in 1999, 1998, and 1997, respectively.

Contingencies

In September 1999, the Company submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of the Company's Federal Supply Schedule contract with the VA that has been in effect since April 1992. As part of the disclosure the Company offered to provide a refund to the government in the amount of $3.9 million. The Company expensed this amount in September 1999. The Company has made a cash payment of $1.1 million to the VA and had an accrued liability of $2.8 million at December 31, 1999 related to this matter. There can be no assurance that the government will agree with the Company's assessment of this matter or accept the Company's offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from the Company's proposal and could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

Apart from the matter above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at December 31, 1999 with respect to these matters can not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

Currency Effects

The financial statements of the Company's non-U.S. operations are translated to U.S. dollars for consolidation using exchange rates at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Net exchange gains or losses resulting from the translation of foreign financial statements, the effect of exchange rate changes on intercompany transactions of a long-term investment nature, and net exchange rate gains and losses on foreign currency transactions that are designated as, and are effective as, economic hedges of the net investment in a foreign entity are recorded as a separate component of stockholder's equity. These adjustments will affect net income only upon sale or liquidation of the underlying non-U.S. investment.

Many of the Company's reporting entities conduct a portion of their business in currencies other than the entity's functional currency. These transactions give rise to receivables or payables that are denominated in currencies other than the entity's functional currency. Changes in the exchange rates between the functional currency and the currency in which the transaction is denominated result in currency transaction gains and losses that are included in the determination of income. Currency exchange gains and losses realized on business transactions were $1.4 million of net losses in 1999, $0.3 million of net gains in 1998, and $1.0 million of net losses in 1997. In addition to the net losses on business transactions above, operating income in 1999 was reduced by $1.0 million related to devaluation in cash held in non-functional currencies in the Company's U.K. subsidiary.

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

The market risk associated with forward exchange contracts is caused by fluctuations in exchange rates subsequent to entering into the forward exchange contracts. Forward exchange contracts outstanding at year-end 1999 were short-term in nature and related to non-local currency transactions of the Company's Japanese and U.S. operations. The equivalent U.S. dollar purchase amounts of all forward contracts outstanding were $4.2 million, $3.1 million, and $2.9 million as of December 31, 1999, 1998, and 1997, respectively. The equivalent U.S. dollar sale amount of all forward contracts outstanding was $18.5 million as of December 31, 1999. There were no sale amounts outstanding as of December 31, 1998 and 1997. Deferred unrealized gains and losses at December 31, 1999, 1998 and 1997 were not significant.

Stock Incentive Plans

In 1997, the Company established a Long-term Incentive Plan for certain key management and other personnel. The Company's 1997 Long-term Incentive Plan provides that up to 1,000,000 shares of common stock may be awarded through various stock and stock related awards. For options awarded under the Plan, the option price cannot be less than 100 percent of the fair market value of common stock at the time the option is granted. Through December 31, 1999 the Company has granted 983,255 stock options under this Plan, net of forfeitures.

In 1996, the Company established a Non-Employee Directors' Annual Retainer Stock Plan enabling members of the Board of Directors who are not officers or employees of the Company to receive common stock in lieu of all or a portion of the annual cash retainer fee and to receive an automatic annual amount of 300 shares of common stock for services rendered. The plan provides that up to 112,500 shares may be granted based on the fair market value of the common stock at the date of issue. There have been 6,035 shares granted through December 31, 1999 under this plan. The plan was frozen, effective as of February 2, 1999. Consequently, there will be no future grants under this plan.

In 1996, the Company established a Non-Employee Directors' Stock Option Plan that provides for each of the Company's non-employee directors to receive an automatic, annual option to purchase 6,750 shares of common stock. The plan provides that up to 750,000 shares may be granted based on the fair market value of the common stock at the annual grant date. There have been 121,500 stock options granted through December 31, 1999 under this plan. The plan was frozen, effective as of February 2, 1999. Consequently, there will be no future grants under this plan.

All other stock option plans have been frozen and no further grants under the frozen plans can be made. These plans are listed under "Former Plans No Longer Granting Options."

Most options become exercisable on a cumulative basis over a three year period of service and are generally exercisable for a period not exceeding ten years from the date of grant. At December 31, 1999 there were 16,745 shares of common stock available for future grant under the 1997 stock option plan.

The options outstanding and transactions under the stock option plans were as follows:

----------------------------------------------------------------------------
                                       1997         1996       Former Plans
                                    Long-term   Non-Employee     No Longer
                                    Incentive    Directors'      Granting
                                       Plan         Plan          Options
============================================================================
Options outstanding at
  December 31, 1996                                   40,500      2,055,281
  Granted at average price
    of $34.26 per share               524,000         33,750
  Expired or canceled at average
    price of $21.10 per share                         (4,500)        (6,241)
  Exercised at average price
    of $10.96 per share                               (2,250)      (413,186)
----------------------------------------------------------------------------
Options outstanding at
  December 31, 1997                   524,000         67,500      1,635,854
  Granted at average price
    of $35.56 per share                16,000         47,250
  Expired or canceled at average
    price of $27.45 per share         (30,916)        (6,750)       (39,729)
  Exercised at average price
    of $18.00 per share              (148,557)       (27,000)    (1,418,493)
----------------------------------------------------------------------------
Options outstanding at
  December 31, 1998                   360,527         81,000        177,632
  Granted at average price
    of $36.73 per share               484,000
  Expired or canceled at average
    price of $31.45 per share          (9,829)       (33,750)        (1,831)
  Exercised at average price
    of $26.31 per share               (16,046)                      (46,455)
----------------------------------------------------------------------------
Options outstanding at
  December 31, 1999                   818,652         47,250        129,346
============================================================================
Price range:
  Minimum                           $   34.41       $  22.88    $      4.83
  Maximum                           $   38.19       $  38.28    $     25.00
Weighted average price              $   34.53       $  30.86    $     23.86
============================================================================
Exercisable                           167,461         22,500        129,346
============================================================================

Information with respect to stock options outstanding at December 31, 1999 is as follows:

------------------------------------------------------------------------------
                                  Weighted
                                   Average    Weighted               Weighted
                     Number of    Remaining   Average    Number of   Average
                      Options    Contractual  Exercise    Options    Exercise
Price Range         Outstanding     Life       Price    Exercisable   Price
==============================================================================

$12.25 to $22.88         24,300          5.7    $18.32       24,300    $18.32
$25.00 to $25.00        111,796          6.8    $25.00      111,796    $25.00
$31.88 to $33.25         27,000          8.5    $32.91       11,250    $32.70
$34.41 to $34.41        323,552          7.8    $34.41      162,127    $34.41
$36.72 to $36.72        465,600          9.1    $36.72            -         -
$37.00 to $38.28         43,000          8.7    $37.83        9,834    $38.21
------------------------------------------------------------------------------
$12.25 to $38.28        995,248          8.3    $34.15      319,307    $29.95
==============================================================================

The Company has elected the disclosure-only presentation of SFAS No. 123, Accounting for Stock-Based Compensation, and consequently, makes no charge against income in the financial statements with respect to options granted at fair market value. To measure stock-based compensation in accordance with SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth the assumptions used and the pro forma net income and earnings per share resulting from applying SFAS No. 123.

------------------------------------------------------------------------
                                               1999      1998      1997
========================================================================
Net income (amounts in thousands)
   As reported                               $38,277   $31,303   $32,235
   Pro forma                                 $35,499   $28,784   $30,501

Basic earnings per share (in dollars)
   As reported                               $  1.53   $  1.32   $  1.39
   Pro forma                                 $  1.42   $  1.22   $  1.32

Diluted earnings per share (in dollars)
   As reported                               $  1.53   $  1.29   $  1.35
   Pro forma                                 $  1.42   $  1.19   $  1.27

Average Shares Outstanding (in thousands)
   Actual                                     24,954    23,687    23,171
   Assuming Dilution                          25,040    24,204    23,945

Risk-free interest rate                          6.2%      4.6%      5.8%
Dividend yield                                   0.2%      0.5%      0.5%
Expected life in years                           3.0       3.4       5.0
Volatility                                        27%       28%       29%
Weighted average remaining contractual
    life in years                                8.3       8.5       7.0
Weighted average fair value at date
    of grant(in dollars)                     $ 10.13   $  9.82   $ 11.93
========================================================================

Quarterly Financial Information
(amounts in thousands, except per share data)

------------------------------------------------------------------------------------
(quarterly amounts are unaudited)     First   Second    Third     Fourth     Year
====================================================================================
1999:
Net sales                            $99,537  $99,814  $101,798  $106,050  $407,199
Net royalties                            447      497       509       957     2,410
Cost of sales                         44,283   45,187    46,472    50,725   186,667
Provision for contract settlement          -        -     3,870         -     3,870
Operating income                      17,290   14,891    10,957    13,303    56,441
Net income                            10,492    9,756     9,412     8,617    38,277
Basic earnings per share             $   .42  $   .39  $    .38  $    .35  $   1.53
Diluted earnings per share           $   .42  $   .39  $    .38  $    .34  $   1.53
Shares outstanding
  Basic                               24,944   24,947    24,918    24,976    24,954
  Stock options                           70       69        93       122        86
  Diluted                             25,014   25,016    25,041    25,098    25,040
Market price per share:
  High                               $40 3/4  $38 1/2  $     41  $     43  $     43
  Low                                $    34  $34 1/2  $ 36 1/8  $     38  $     34
====================================================================================
1998:
Net sales                            $88,355  $91,544  $ 89,084  $ 92,743  $361,726
Net royalties                            437      689       518       836     2,480
Cost of sales                         41,076   42,701    40,833    43,252   167,862
Shareholder acquisition expenses           -        -       310     5,025     5,335
Operating income                      13,489   14,675    13,319     9,026    50,509
Net income                             8,625    9,447     8,754     4,477    31,303
Basic earnings per share             $   .37  $   .40  $    .37  $    .18  $   1.32
Diluted earnings per share           $   .36  $   .39  $    .36  $    .18  $   1.29
Shares outstanding
  Basic                               23,447   23,575    23,668    24,050    23,687
  Stock options                          582      547       541       401       517
  Diluted                             24,029   24,122    24,209    24,451    24,204
Market price per share:
  High                               $38 1/2  $39 1/2  $ 39 3/8  $     40  $     40
  Low                                $    30  $30 3/4  $ 30 1/2  $ 29 3/8  $ 29 3/8
====================================================================================

Segment Reporting and Related Information

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

The Company has four operating segments. The Americas Research segment serves universities, medical research centers, government institutions and other related "not-for-profit" research institutions in the United States as well as all customers in Canada, Mexico, and Latin and South America. The U.S. Bioindustrial segment delivers products and services to biotechnology, pharmaceutical, chemical and related "for-profit" companies in the United States. The European segment serves customers in Europe, Africa and the Middle East. The Asia Pacific segment serves customers in Asia, including Japan, Australasia, China and India. All four of the operating segments offer essentially the same products and services.

The accounting policies of the operating segments are the same as those described earlier in the notes to the consolidated financial statements. Intercompany transactions between geographic areas are eliminated prior to reporting operating segment financial information to the chief operating decision maker. All profit related to intercompany transactions between geographic areas is reported in the operating segment in which the sale to the Company's trade customer occurs. Expenses related to developing and managing the Company's product and service offerings, as well as some expenses managed globally or not related to operating segments, are not included in operating segment results. Operating segment identifiable assets are primarily inventories and receivables. Long-lived assets are principally related to manufacturing or developing products and services and are not allocated to operating segments.

Operating segment revenues for the years ended December 31, 1999, 1998, and 1997 were as follows:

------------------------------------------------------------
(amounts in thousands)            1999      1998      1997
============================================================
Americas Research               $139,619  $129,428  $118,095
U.S. Bioindustrial                84,289    71,634    61,335
Europe                           128,987   116,996   105,682
Asia Pacific                      54,304    43,915    45,756
Other, principally royalties       2,410     2,233     1,940
------------------------------------------------------------
Total revenues                  $409,609  $364,206  $332,808
============================================================

Operating segment profit and a reconciliation to reported operating income for the years ended December 31, 1999, 1998, and 1997 were as follows:

-------------------------------------------------------------------
(amounts in thousands)                1999       1998       1997
===================================================================
Americas Research                   $ 45,120     43,012     42,035
U.S. Bioindustrial                    31,293     26,163     20,790
Europe                                30,397     29,607     29,045
Asia Pacific                          12,520     10,371     11,041
Research and development             (23,836)   (21,880)   (21,281)
Other non-segment expenses           (39,053)   (31,429)   (30,696)
Shareholder acquisition expenses           -     (5,335)         -
-------------------------------------------------------------------
Operating income                    $ 56,441   $ 50,509   $ 50,934
===================================================================

Identifiable operating segment assets and a reconciliation to total assets as of December 31, 1999, 1998, and 1997 were as follows:

----------------------------------------------------------------
(amounts in thousands)                1999      1998      1997
================================================================
Americas Research                   $ 52,957  $ 48,544  $ 45,088
U.S. Bioindustrial                    33,555    28,136    23,761
Europe                                56,151    50,351    39,856
Asia Pacific                          30,681    24,866    21,939
Property, plant & equipment, net     128,827   107,374   100,098
Other long-lived assets               34,533    26,057    24,718
Cash and cash equivalents             51,489    56,047    19,076
Other, principally tax-related        14,778    12,212     7,059
----------------------------------------------------------------
Total assets                        $402,971  $353,587  $281,595
================================================================

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

The major product line components of revenues for 1999, 1998, and 1997 compare as follows:

==========================================================
(amounts in thousands)          1999      1998      1997
----------------------------------------------------------
Cell culture                  $201,597  $182,411  $173,643
Cell and molecular biology     208,012   181,795   159,165
----------------------------------------------------------
Total revenues                $409,609  $364,206  $332,808
==========================================================

Sales of FBS accounted for 11% of net sales in 1999, 12% of net sales in 1998 and 13% of net sales in 1997. Historically, the availability and price of FBS have been volatile and periodically have had a significant effect on the Company's results.

The Company earns revenues from customers in many countries. Other than the United States, the Company's country of domicile, there is no individual country in which revenues from external customers represent 10% or more of the Company's consolidated revenues. Revenues attributed to customers based in the United States, as well as revenues from customers in all other countries combined, were as follows:

---------------------------------------------------------------------
(amounts in thousands)                  1999       1998       1997
=====================================================================
United States                         $205,424    $181,765   $161,863
All other countries                    204,185     182,441    170,945
---------------------------------------------------------------------
Total revenues                        $409,609    $364,206   $332,808
=====================================================================

Long-lived assets by geographic area as of December 31, 1999, 1998, and 1997 were as follows:

-------------------------------------------------------------------------
(amounts in thousands)                     1999        1998        1997
=========================================================================
United States                            $118,164    $104,598    $ 98,394
United Kingdom                             19,353      16,736      15,841
All other                                  15,960       8,526       7,806
-------------------------------------------------------------------------
Total long-lived assets                  $153,477    $129,860    $122,041
=========================================================================

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

3(B)   By-laws of the Registrant as amended and restated.                 E- 1

10(A) 1984 Stock Option Plan, previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, No.
       33-21807, dated May 12, 1988, SEC file no. 0-14991, which
       is incorporated herein by reference.

10(B)  Executive Supplemental Retirement Plan as amended October          E-24
       20, 1999.

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

10(E)  Change-in-Control Agreement dated March 9, 2000, between the       E-41
       Registrant and Derek E. Woods regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

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

10(G)  Change-in-Control Agreement dated March 9, 2000, between the       E-57
       Registrant and John V. Cooper regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

10(H) Change-in-Control Agreement dated February 13, 1997, between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement, previously filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

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

10(O) Form of Indemnity Agreement between Registrant and Directors, previously filed as Exhibit 10(O) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

10(P) Form of Indemnity Agreement between Registrant and Executive Officers, previously filed as Exhibit 10(P) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, SEC file no. 0-14991, which is incorporated herein by reference.

21     Subsidiaries of the Registrant.                                     E-73

23     Consent of Independent Accountants.                                 E-74

27     Financial Data Schedule.                                            E-75