Form 10-Q
period 2000-03-31
LIFE TECHNOLOGIES INC
filed 2000-05-05
CIK 727737

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    _______
                                   FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 2000
                                    -------------------

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

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

                                _______________


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                              Outstanding at May 3, 2000
                 -----                              --------------------------
          Common Stock, par value $.01 per share    25,062,103 shares

________________________________________________________________________________

                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1.      Financial Statements
             --------------------

                            LIFE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                    Three months ended
                                         March 31,
                                    ------------------
                                        2000      1999
------------------------------------------------------
Revenues:
  Net sales                         $108,764   $99,537
  Net royalties                          525       447
                                    --------   -------
                                     109,289    99,984
Operating expenses:
  Cost of sales                       49,585    44,283
  Marketing and administrative        36,274    32,574
  Research and development             6,148     5,837
                                    --------   -------
     Total operating expenses         92,007    82,694
                                    --------   -------
Operating income                      17,282    17,290

Other income (expense), net              496      (693)
                                    --------   -------
Income before income taxes            17,778    16,597
Income taxes                           6,400     5,808
                                    --------   -------
Income before minority interests      11,378    10,789
Minority interests                      (395)     (297)
                                    --------   -------
Net income                          $ 10,983   $10,492
                                    ========   =======

Earnings per share:
  Basic                                $0.44     $0.42
  Diluted                              $0.44     $0.42

Average shares outstanding:
  Basic                               25,015    24,944
  Diluted                             25,231    25,014

Dividends declared per share        $      -   $  0.05

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)

                                                   March 31,   December 31,
                                                        2000           1999
---------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                         $ 53,131       $ 51,489
  Trade accounts receivable, net                      83,180         79,301
  Inventories:
   Materials and supplies                             17,120         16,519
   In process and finished                            71,980         67,653
   LIFO reserve                                       (1,396)        (1,226)
                                                    --------       --------
     Total inventory                                  87,704         82,946

  Prepaid and other current assets                    18,138         17,384
  Current deferred tax assets                          8,471          8,491
                                                    --------       --------
     Total current assets                            250,624        239,611

Property, plant and equipment                        194,422        192,162
   Less accumulated depreciation                     (65,439)       (63,335)
                                                    --------       --------
     Total property, plant and equipment             128,983        128,827

Investments and other assets                          22,672         22,973
Excess of cost over net assets of
  businesses acquired, net                            11,485         11,560
                                                    --------       --------
     Total assets                                   $413,764       $402,971
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                   $    956       $    848
  Accounts payable                                    25,863         28,364
  Accrued and deferred income tax liabilities         15,026         11,145
  Accrued liabilities and expenses                    26,811         27,494
                                                    --------       --------
     Total current liabilities                        68,656         67,851

Long-term debt                                         3,057          3,259
Pension liabilities                                   11,849         11,471
Deferred income tax liabilities                        6,363          6,164
Minority interests                                     4,526          4,131
Stockholders' equity:
  Common stock                                           250            250
  Additional paid-in capital                          97,595         96,362
  Retained earnings                                  234,969        223,986
  Accumulated other comprehensive income (loss)      (13,501)       (10,503)
                                                    --------       --------
     Total stockholders' equity                      319,313        310,095
                                                    --------       --------
     Total liabilities and stockholders' equity     $413,764       $402,971
                                                    ========       ========

Amounts as of March 31, 2000 are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)

                                                    Three months ended
                                                         March  31,
                                                    ------------------
                                                       2000       1999
----------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                        $10,983   $ 10,492
  Non-cash items:
    Depreciation and amortization                     4,228      3,931
    Other                                               310        355
  Changes in assets and liabilities                  (9,782)    (8,742)
                                                    -------   --------
                                                      5,739      6,036
Investing:
  Capital expenditures                               (4,340)   (10,504)
  Acquisitions                                       (1,090)    (1,122)
                                                    -------   --------
                                                     (5,430)   (11,626)
Financing:
  Dividends paid                                          -     (1,245)
  Proceeds from exercise of stock options               948      1,593
  Short-term borrowings (net)                           178     (1,892)
  Long-term debt repayments                            (126)         -
                                                    -------   --------
                                                      1,000     (1,544)

Effect of exchange rate changes on cash                 333        377
                                                    -------   --------
Increase (decrease) in cash and cash equivalents      1,642     (6,757)
Cash and cash equivalents at beginning of period     51,489     56,047
                                                    -------   --------
Cash and cash equivalents at end of period          $53,131   $ 49,290
                                                    =======   ========

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            LIFE TECHNOLOGIES, INC.
                       STATEMENT OF COMPREHENSIVE INCOME
                            (amounts in thousands)

                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                       2000       1999
----------------------------------------------------------------------

  Net income                                        $10,983    $10,492
  Other comprehensive income (loss)
     Currency translation effects                    (2,997)    (2,099)
                                                    -------    -------
  Comprehensive income                              $ 7,986    $ 8,393
                                                    =======    =======

Amounts are unaudited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Financial Statements:
-----------------------------

BASIS OF PRESENTATION

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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


                                                             Three months ended
                                                                      March 31,
-------------------------------------------------------------------------------
(amounts in thousands)                                         2000        1999
===============================================================================
Weighted average shares outstanding-basic                    25,015      24,944
Stock options                                                   216          70
-------------------------------------------------------------------------------
Weighted average shares outstanding-diluted                  25,231      25,014
===============================================================================

COMPREHENSIVE INCOME

The following are included as components of accumulated other comprehensive income (loss).
                                                                           Total
                                                          Foreign  comprehensive
                                             Pension     currency         income
                                           liability  translation         (loss)
-------------------------------------------------------------------------------
(amounts in thousands)
===============================================================================
Beginning balance (January 1, 2000)              (11)     (10,492)      (10,503)
Current period change                              -       (2,998)       (2,998)
-------------------------------------------------------------------------------
Ending balance (March 31, 2000)                  (11)     (13,490)      (13,501)
===============================================================================

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

SEGMENT REPORTING AND RELATED INFORMATION

Operating segment revenues for the quarters ended March 31, 2000 and 1999 were as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                                            2000     1999
-------------------------------------------------------------------------------
Americas Research                                             $ 37,626  $33,645
U.S. Bioindustrial                                              22,688   19,973
Europe                                                          32,366   32,485
Asia Pacific                                                    16,084   13,434
Other                                                              525      447
-------------------------------------------------------------------------------
Total Revenue                                                 $109,289  $99,984
===============================================================================

Operating segment profit and a reconciliation to reported operating income for the quarters ended March 31, 2000 and 1999 were as follows:


------------------------------------------------------------------------------
(amounts in thousands)                                         2000       1999
------------------------------------------------------------------------------
Americas Research                                          $ 14,154   $ 12,539
U.S. Bioindustrial                                            8,781      7,456
Europe                                                        6,504      9,942
Asia Pacific                                                  4,653      4,052
Research and development                                     (6,148)    (5,837)
Other non-segment expenses                                  (10,662)   (10,862)
------------------------------------------------------------------------------
Operating income                                           $ 17,282   $ 17,290
==============================================================================

CONTINGENCIES

In September 1999, the Company submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of the Company's Federal Supply Schedule contract with the VA that has been in effect since April 1992. As part of the disclosure the Company offered to provide a refund to the government in the amount of $3.9 million. The Company expensed this amount in September 1999. The Company has made a cash payment of $1.1 million to the VA and had an accrued liability of $2.8 million at March 31, 2000. There can be no assurance that the government will agree with the Company's assessment of this matter or accept the Company's offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from the Company's proposal and could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

Apart from the matter above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at March 31, 2000 with respect to these matters can not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

ACCOUNTANTS' REPORT

The unaudited financial data included herein as of March 31, 2000 and 1999, and for the three-month periods then ended, have been reviewed by the registrant's independent accountants, PricewaterhouseCoopers LLP, and their report is attached. This report is not a report within the meaning of Section 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under
Section 11 does not extend to it.

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

Results of Operations

First Quarter Results

Revenues were $109.3 million in the first quarter of 2000, an increase of 9% compared with revenues of $100.0 million in the first quarter of 1999. Net sales for the first quarter of 2000 were $108.8 million, an increase of $9.3 million, or 9%, over the first quarter of 1999. Revenues for the Asia Pacific segment increased 20%, which amount included a 5% increase related to the effect of changes in currency exchange rates. Revenues for the U.S. Bioindustrial segment increased 14%. Revenues for the Americas Research segment increased 12%, which amount included a less than one percent increase related to the effect of changes in currency exchange rates. Revenues for the European segment were unchanged, which included a 10% decrease related to the effect of changes in currency exchange rates.

In the first quarter of 2000 sales of products other than fetal bovine serum
(FBS) increased by $10.3 million, or 10%, when compared with the first quarter of 1999 after excluding the effect of changes due to different currency exchange rates and sales of an acquired business. FBS net sales increased $0.4 million on a currency comparable basis when comparing the first quarter of 2000 with the first quarter of 1999 principally due to higher unit selling prices. FBS sales represented 9% of net sales in the first quarter of 2000 compared with 10% of net sales in the comparable period of 1999. Sales of the chromatography business acquired during the second quarter of 1999 were $0.8 million. Consolidated net sales in the first quarter of 2000 were $2.2 million, or 2%, lower than they would have been at the exchange rates in effect in the first quarter of 1999.

Gross margins were 54.4% of net sales in the first quarter of 2000 compared with 55.5% of net sales in the first quarter of 1999. Gross margins declined in the 2000 period principally due to unfavorable currency comparisons. FBS gross margins decreased in the first quarter of 2000 compared with the first quarter of 1999 as unit costs increased at a greater rate than unit selling prices.

Marketing and administrative expenses were 33.4% of net sales in the first quarter of 2000 and 32.7% of net sales in the comparable period of 1999. The increase in marketing and administrative expenses as a percentage of net sales was principally due to increased expenses for new business initiatives and information technology expenses, which were areas of increasing investment for the Company throughout 1999. Marketing and administrative expenses have decreased slightly from the fourth quarter of 1999 to the first quarter of 2000 and represented 33.4% of net sales in the first quarter of 2000 and 34.8% of net sales in the fourth quarter of 1999. Research and development expenses were $6.1 million in the first quarter of 2000, representing a 5% increase over the comparable period in 1999.

Operating income of $17.3 million was unchanged when comparing the first quarter of 2000 with the first quarter of 1999. Excluding unfavorable currency effects of $1.5 million and losses related to a business acquired in the second quarter of 1999 of $0.6 million, operating income increased by 12% in the first quarter of 2000 when compared to the first quarter of 1999. The unfavorable currency effects were principally related to the weaker Euro compared with the U.S. dollar and British pound in the 2000 period. Other income (expense), net was income of $0.5 million in the first quarter of 2000 compared with expense of $0.7 million in the first quarter of 1999. Other income (expense), net in the first quarter of 1999 included $1.1 million of currency exchange losses. The effective tax rate was 36% in the first quarter of 2000 compared with 35% in the first quarter of 1999.

Net income of $11.0 million in the first quarter of 2000 represented a 5% increase over net income of $10.5 million reported in the comparable period of 1999. Diluted earnings per share of $0.44 in the first quarter of 2000 were 5% greater than diluted earnings per share of $0.42 in the first quarter of 1999.

Liquidity and Capital Resources

Operating activities provided $5.7 million in cash during the first three months of 2000. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 2000. Working capital increases were the principal use of cash from operations.

Investing activities for the first three months of 2000 included $4.3 million for capital expenditures. Also included in investing activities during the first three months was $1.1 million of deferred purchase payments related to the 1996 acquisition of Custom Primers Inc.

Financing activities for the first three months of 2000 included cash outflows of $0.1 million for long-term debt repayments. Cash proceeds included $0.9 million for stock option exercises and $0.2 million for short-term debt borrowings.

Capital expenditures in 2000 are expected to range from $30-35 million. The Company is contemplating facility upgrades and expansions of $20-25 million with the balance of expected 2000 capital expenditures for new and replacement machinery, equipment and management information systems including e-Commerce initiatives. The Company expects to spend approximately $7.3 million in the third quarter to buy a manufacturing facility that is currently leased.

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

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.
          ---------------------------------------------------

Item 5.   Other Information - None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:

          10.1. Change-in-Control Agreement date March 15, 2000, between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.

          15.    Letter re unaudited interim financial statements.
          27.    Financial data schedule

    (b)   Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated January 27, 2000 reporting that on January 20, 2000 The Company received a letter from Dexter Corporation ("Dexter") proposing to acquire for $49.00 per share the 28.5% of the Company that Dexter does not currently own in a merger transaction.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LIFE TECHNOLOGIES, INC.



Date:  May 5, 2000              By: /s/ C. Eric Winzer
                                ------------------------------
                                 C. Eric Winzer
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer
                                 and Authorized Signatory)



                                By: /s/ Gloria Zak
                                ------------------------------
                                Gloria Zak
                                Controller
                                (Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of March 31, 2000, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2000 and 1999, and the related condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements.



                                    /s/ PricewaterhouseCoopers LLP
                                    PRICEWATERHOUSECOOPERS LLP


McLean, Virginia
April 11, 2000

                                 EXHIBIT INDEX
                                 -------------


                                                                  Page
                                                                  ----

Exhibit 10.1  Change-in-Control Agreement date March 15, 2000,     15
              between the Registrant and Brian D. Graves regarding certain severance benefits in the event of termination of employment following a change of control, as defined in the agreement.


Exhibit 15    Letter re unaudited interim financial information    31


Exhibit 27    Financial data schedule                              32

                                                                    Exhibit 10.1

                          CHANGE-IN-CONTROL AGREEMENT


          AGREEMENT by and between LIFE TECHNOLOGIES, INC., a Delaware Corporation (the "Company"), and Brian D. Graves (the "Executive"), dated as of the 15th day of March 2000.

          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below). The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

          1.   Certain Definitions.
               -------------------

               (a) The "Effective Date" shall be the first date during the "Change of Control Period" (as defined in Section l(b)) on which a Change of Control occurs; provided that the Executive is employed on that date. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated or the Executive ceases to be an officer of the Company prior to the date on which a Change of Control occurs, and it is reasonably demonstrated by the Executive that such termination of employment or cessation of status as an officer (i) was at the request of a third party who has taken steps reasonably calculated to effect the Change of Control or (ii) otherwise arose in connection with or anticipation of the Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment or cessation of status as an officer.

               (b) The "Change of Control Period" is the period commencing on the date hereof and ending on the second anniversary of such date, provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof is hereinafter referred to as the "Renewal Date"), the Change of Control Period shall be automatically extended so as to terminate two years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

          2.   Change of Control.  For the purpose of this Agreement;
               -----------------

               (a)  a "Change of Control" shall mean:

                    (i) Any acquisition or series of acquisitions, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of either the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"), provided, however, that (A) any acquisition by the Company, The Dexter Corporation ("Dexter") or any of their subsidiaries, (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company, Dexter or any of their subsidiaries, (C) any transaction or series of transactions that results in any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) having beneficial ownership (within the meaning of Rule 13d-3 under the Exchange
Act) of more than 20% of the Outstanding Company Common Stock but less than the percentage of Outstanding Company Common Stock then beneficially owned by Dexter, or (D) any acquisition or series of acquisitions which results in any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) acquiring beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of more than 20% of the Outstanding Company Common Stock and while such a beneficial owner such individual, entity or group does not exercise the voting power of his, her or its Outstanding Company Common Stock or otherwise exercise control with respect to any matter concerning or affecting the Company and promptly sells, transfers, assigns or otherwise disposes of that number of shares of Outstanding Company Common Stock necessary to reduce his, her or its beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of the Outstanding Company Common Stock to below 20%, as the case may be, shall not constitute a Change of Control; or

                    (ii) Individuals who as of December 1, 1996, constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of the Company, provided that any individual becoming a director subsequent to December 1, 1996, whose election, or nomination for election, by the Company's stockholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board, including a majority of the members of the Incumbent Board who are not Dexter-related Directors (as hereinafter defined), shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest (as such terms are used in Rule 14a-11 of the Regulation 14A promulgated under the Exchange Act) relating to the election of directors of the Company; or

                    (iii) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company, or of the sale or other disposition of all or substantially all of the assets of the Company, or of a reorganization, merger or consolidation of the Company, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; or

                    (iv) At any time when Dexter is the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of either the Outstanding Company Common Stock or the Outstanding Company Voting Securities any of the events set forth in the following clauses (A), (B) or (C) below shall occur:

               (A) The acquisition, other than from Dexter, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of either the then outstanding shares of common stock of Dexter (the "Outstanding Dexter Common Stock") or the combined voting power of the then outstanding voting securities of Dexter entitled to vote generally in the election of directors (the "Outstanding Dexter Voting Securities"), provided, however, that (I) any acquisition by the Company, Dexter or any of their subsidiaries, (II) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company, Dexter or any of their subsidiaries, or (III) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Dexter Common Stock and Outstanding Dexter Voting Securities immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the Outstanding Dexter Common Stock and Outstanding Dexter Voting Securities, as the case may be, shall not constitute a Change of Control; or

               (B) Individuals who, as of December 1, 1996, constitute the Board of Directors of Dexter (the "Dexter Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of Dexter, provided that any individual becoming a director subsequent to December 1, 1996, whose election, or nomination for election, by Dexter's stockholders was approved by a vote of at least a majority of the directors then comprising the Dexter Incumbent Board shall be considered as though such individual were a member of the Dexter Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) relating to the election of the directors of Dexter; or

               (C) Approval by the stockholders of Dexter of a complete liquidation or dissolution of Dexter or of the sale or other disposition of all or substantially all of the assets of Dexter, or of a reorganization, merger or consolidation of Dexter, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the Outstanding Dexter Common Stock and Outstanding Dexter Voting Securities immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation.

          For purposes of this Agreement, a "Dexter-related Director" shall mean any director of the Company who is or during the prior 10 years has been an officer, director, employee or 5% or greater stockholder of Dexter or any of its subsidiaries (other than the Company and its subsidiaries) or an officer, director, partner, employee or 5% or greater stockholder of any law firm, investment bank or other business organization that has been retained by Dexter or any of its subsidiaries (other than the Company and its subsidiaries) to provide services for an aggregate remuneration in any year of in excess of 5% of the revenues of such law firm, investment bank or other business organization or is otherwise controlling, controlled by or under common control with Dexter.

          3.   Employment Period.  The Company hereby agrees to continue the
               -----------------
Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, for the period commencing on the Effective Date and ending at the end of the 24th month following the Effective Date (the "Employment Period").

          4.   Terms of Employment
               -------------------

               (a)  Position and Duties.
                    -------------------

                    (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 50 miles from such location.

                    (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

               (b)  Compensation.
                    ------------

                    (i)  Base Salary.  During the Employment Period, the
                         -----------
Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to the highest annualized (for any fiscal year consisting of less than twelve full months or with respect to which the Executive has been employed by the Company for less than twelve full months) base salary paid or payable to the Executive by the Company and its affiliated companies in respect of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to the Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" includes any company controlled by, controlling or under common control with the Company.

                    (ii) Annual Bonus. In addition to Annual Base Salary, the
                         ------------
Executive shall be awarded, for each fiscal year during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the higher of either (A) the average annualized (for any fiscal year consisting of less than twelve full months or with respect to which the Executive has been employed by the Company for less than twelve full months) bonus paid, or payable but for any deferral to the Executive by the Company and its affiliated companies under the Company's deferred compensation arrangements, in respect of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs, or (B) in the event the annual bonus paid, or payable but for any deferral to the Executive by the Company and its affiliated companies under the Company's deferred compensation arrangement, in respect of the fiscal year immediately preceding the fiscal year in which the Effective Date occurs was based upon a formula or plan in which the Executive participated, then such Annual Bonus shall be at least equal to the bonus which would be payable based on such formula or plan had the Executive's participation therein and level of participation remained in effect following the Effective Date. Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

                    (iii) Incentive, Savings and Retirement Plans.  In addition
                          ---------------------------------------
to Annual Base Salary and Annual Bonus payable as hereinabove provided, the Executive shall be entitled to participate during the Employment Period in all incentive, savings and retirement plans, practices, policies and programs generally applicable to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities), savings opportunities and retirement benefits opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 90-day period immediately preceding the Effective Date.

                    (iv)  Welfare Benefit Plans.  During the Employment Period,
                          ---------------------
the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent generally applicable to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive and/or the Executive's family at any time during the 90-day period immediately preceding the Effective Date.

                    (v)    Business Expenses.  During the Employment Period,
                           -----------------
the Executive shall be entitled to receive prompt reimbursement for all reasonable business expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies.

                    (vi)   Fringe Benefits.  During the Employment Period, the
                           ---------------
Executive shall be entitled to fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies.

                   (vii)   Office and Support Staff.  During the Employment
                           ------------------------
Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies.

                    (viii) Vacation.  During the Employment Period, the
                           --------
Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies.

          5.   Termination of Employment.
               -------------------------

               (a)  Death or Disability.  The Executive's employment shall
                    --------------------
terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability (as defined below) of the Executive has occurred during the Employment Period, it may give to the Executive written notice in accordance with Section 15(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" means the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative (such agreement as to acceptability not to be withheld unreasonably).

               (b)  Cause.  The Company may terminate the Executive's
                    -----
employment during the Employment Period for "Cause." For purposes of this Agreement, "Cause" means (i) repeated violations by the Executive of the Executive's responsibilities and duties under Section 4(a) of this Agreement which are demonstrably willful and deliberate on the Executive's part and which are not remedied in a reasonable period of time after receipt of written notice from the Company, (ii) commission of an intentional act of fraud, embezzlement or theft by the Executive in connection with the Executive's duties or in the course of the Executive's employment with the Company or its affiliated companies, (iii) causing intentional wrongful damage to property of the Company or its affiliated companies, (iv) intentionally and wrongfully disclosing secret processes or confidential information of the Company or its affiliated companies, or (v) participating, without the Company's express written consent, in the management of any business enterprise which engages in substantial and direct competition with the Company or its affiliated companies, and any such act shall have been materially harmful to the Company or its affiliated companies.

               (c)  Good Reason.  The Executive's employment may be terminated
                    -----------
during the Employment Period by the Executive for "Good Reason." For purposes of this Agreement, "Good Reason" means

                    (i)   the assignment to the Executive of any
responsibilities or duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice thereof given by the Executive;

                    (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of written notice thereof given by the Executive;

                    (iii) the Company requiring the Executive to be based at any office or location other than that described in Section 4(a)(i)(B) hereof or, requiring the Executive to travel away from his or her office in the course of discharging responsibilities or duties in a manner which is inappropriate for the performance of the Executive's duties hereunder and which is significantly more frequent (in terms of either consecutive days or aggregate days in any calendar year) than was required prior to the Change of Control;

                    (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

                    (v) any failure by any successor to the Company to comply with and satisfy Section 14(c) of this Agreement, provided that such successor has received at least ten (10) days prior written notice from the Company or the Executive of the requirements of Section 14(c) of this Agreement.

For the purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

               (d)  Notice of Termination.  Any termination by the Company for
                    ---------------------
Cause or by the Executive for Good Reason shall be communicated by "Notice of Termination" to the other party hereto given in accordance with Section 15(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this

Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause, as the case may be, shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

               (e)  Date of Termination.  "Date of Termination" means the date
                    -------------------
of receipt of the Notice of Termination or any later date specified therein, as the case may be; provided, however, that (i) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (ii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

          6.   Obligations of the Company upon Termination.
               -------------------------------------------

               (a)  Death.  If the Executive's employment is terminated by
                    -----
reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than the following obligations: (i) payment of the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (ii) payment of the product of (x) the Annual Bonus paid or payable but for any deferral (and annualized for any fiscal year consisting of less than twelve full months or for which the Executive has been employed for less than twelve full months) to the Executive for the most recently completed fiscal year during the Employment Period, and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (iii) payment of any compensation previously deferred by the Executive (together with any accrued interest thereon) and not yet paid by the Company and any accrued vacation pay not yet paid by the Company (the amounts described in clauses (i), (ii) and (iii) above are hereafter referred to as "Accrued Obligations"). All Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, at the option of the Company, either (x) in a lump sum in cash within 30 days of the Date of Termination or (y) in twelve equal consecutive monthly installments, with the first installment to be paid within 30 days of the Date of Termination. Anything in this Agreement to the contrary notwithstanding, the Executive's family shall be entitled to receive benefits at least equal to the most favorable benefits provided generally by the Company and any of its affiliated companies to surviving families of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to family death benefits, if any, as in effect generally with respect to other peer executives and their families at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family as in effect on the date of the Executive's death generally with respect to other peer executives of the Company and its affiliated companies and their families.

               (b)  Disability.  If the Executive's employment is terminated by
                    ----------
reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations. All Accrued Obligations shall be paid to the Executive at the option of the Company, either (x) in a lump sum in cash within 30 days of the Date of Termination or (y) in twelve equal consecutive monthly installments, with the first installment to be paid within 30 days of the Date of Termination. Anything in this Agreement to the contrary notwithstanding, the Executive shall be entitled after the Disability Effective Date to receive disability and other benefits at least equal to the most favorable of those provided by the Company and its affiliated companies to disabled peer executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter through the Date of Termination generally with respect to other peer executives of the Company and its affiliated companies and their families.

               (c)  Cause.  If the Executive's employment shall be terminated
                    -----
for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive the Annual Base Salary through the Date of Termination plus the amount of any compensation previously deferred by the Executive, in each case to the extent theretofore unpaid. If the Executive terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations. In such case, all Accrued Obligations shall be paid to the Executive at the option of the Company, either (x) in a lump sum in cash within 30 days of the Date of Termination, or (y) in twelve equal consecutive monthly installments, with the first installment to be paid within 30 days of the Date of Termination.

               (d) Good Reason. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability, or the Executive shall terminate employment under this Agreement for Good
Reason:

          (i) the Company shall pay to the Executive the aggregate of the following amounts, such amounts to be payable by the Company in a lump sum in cash within 30 days of the Date of termination.

                         A.   All Accrued Obligations; and

                         B.   2 times the sum of the Executive's Annual Base
                              -
Salary and the higher of either (i) the average annualized (for any fiscal year consisting of less than twelve full months or with respect to which the Executive has been employed by the Company for less than twelve full months) bonus paid, or payable but for any deferral to the Executive by the Company and its affiliated companies under the Company's deferred compensation arrangements, in respect of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs, or (ii) the targeted annual bonus payable to the Executive pursuant to the Company's Incentive Compensation Plan for the fiscal year in which the Date of Termination occurs (assuming 100% achievement of the Company performance factor and 100% achievement of the Executive's personal performance factor; and

                         C.   the Executive shall be entitled to receive a
separate lump-sum supplemental retirement benefit equal to the difference between (a) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the Life Technologies, Inc. Retirement Plan (or any successor plan thereto) (the "Retirement Plan") during the 90-day period immediately preceding the Effective Date) of the benefit payable under the Retirement Plan and any supplemental and/or excess retirement plan providing benefits for the Executive (the "SERP") which the Executive would receive if the Executive's employment continued at the compensation level provided for in
Section 4(b)(i) and 4(b)(ii) of this Agreement for the remainder of the Employment Period, assuming for this purpose that all accrued benefits are fully vested and that benefit accrual formulas are no less advantageous to the Executive than those in effect during the 90-day period immediately preceding the Effective Date, and (b) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the Retirement Plan during the 90-day period immediately preceding the Effective Date) of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP; and

                         D.   An amount equal to that portion, if any, of the
Company's contribution to the Executive's 401(k), savings or other similar individual account plan which is not vested as of the Date of Termination (the "Unvested Company Contribution"), plus an amount which when added to the Unvested Company Contribution would be sufficient after Federal, state and local income taxes (based on the tax returns filed by the Executive most recently prior to the Date of Termination) to enable the Executive to net an amount equal to the Unvested Company Contribution; and

           (ii) the Company shall pay the Executive up to $25,000 for executive outplacement services utilized by the Executive upon the receipt by the Company of written receipts or other appropriate documentation; and

          (iii) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to the Executive and, where applicable, the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated in accordance with the most favorable plans, practices, programs or policies of the Company and its affiliated companies generally applicable to other peer executives and their families during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families; provided, however, that if the Executive becomes employed elsewhere during the Employment Period and is thereby afforded comparable insurance and welfare benefits to those described in Section 4(b)(iv), the Company's obligation to continue providing the Executive with such benefits shall cease or be correspondingly reduced, as the case may be. For purposes of determining eligibility of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period; and

          (iv) All outstanding stock options held by the Executive pursuant to any Company stock option plan shall immediately become vested and exercisable as to all or any part of the shares covered thereby, with the Executive being able to exercise his or her stock options within a period of three months following the Date of Termination or such longer period as may be permitted under Executive's stock option agreements; and

          (v) If, in the calendar year immediately preceding the Date of Termination, the Executive had relocated the Executive's primary residence from one location (the "Point of Origin") to its location at the Date of Termination at the request of the Company, then any relocation expenses that are actually incurred in the year immediately following the Date of Termination by the Executive in moving the Executive's primary residence to any location shall be reimbursed by the Company to the extent such expenses do not exceed the cost of relocating the Executive's primary residence to the Point of Origin, provided such expenses are substantiated by means of written receipts. The cost of relocating the Executive's primary residence to the Point of Origin shall be determined by averaging estimates obtained by the Company in writing from three reputable moving companies, selected by the Company in good faith. It shall be the obligation of the Executive to notify the Company in advance of any such relocation so that such estimates may be obtained.

The amounts required to be paid under this Section 6(d) shall be reduced by any other amount of severance (i.e., relating solely to salary or bonus continuation or actual or deemed pension or insurance continuation) received by the Executive upon such termination of employment under any severance plan, policy or arrangement of the Company applicable to the Executive or a group of employees of the Company, including the Executive, and applicable without regard to the occurrence of a Change of Control prior to such termination of employment. The amounts payable to the Executive pursuant to this Agreement will not be subject to any requirement of mitigation, nor, except as specifically set forth herein, will they be offset or otherwise reduced by reason of the Executive's receipt of compensation from any source other than the Company.

          7.   Non-exclusivity of Rights.  Nothing in this Agreement shall
               -------------------------
prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any other agreements with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program except as explicitly modified by this Agreement.

          8.   Full Settlement.  The Company's obligation to make the payments
               ---------------
provided for in this Agreement and otherwise to perform its obligations hereunder, except as provided in the last sentence of Section 6(d), shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Company agrees to pay, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur, including the costs and expenses of any arbitration proceeding, as a result of any contest (regardless of the outcome thereof) by the Company or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any content by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended (the "Code"); provided that the
                                                        --------
Executive's claim is not determined by a court of competent jurisdiction or an arbitrator to be frivolous or otherwise entirely without merit.

          9.   Release.  Upon fulfillment of the Company's obligation to  make
               -------
the payments provided for in this Agreement and otherwise to perform its obligations hereunder, the Executive fully and unconditionally releases and discharges all claims and causes of action which the Executive or his or her heirs, personal representatives, successors, or assigns ever had, now have, or hereafter may have against the Company and any of its affiliated companies on account of any claims and causes of action arising out of or relating to this Agreement, any other document relating hereto or delivered in connection with the transactions contemplated hereby.

          10.  Certain Additional Payments by the Company.
               ------------------------------------------

               (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that, as a result, directly or indirectly, of the operation of any of the Company's existing stock option plans, or any successor option or restricted stock plans (collectively, the "Option and Restricted Stock Acceleration"), either standing alone or taken together with the receipt of any other payment or distribution by the Company to or for the benefit of the Executive whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment") the Executive would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the amount payable to the Executive hereunder or as a result of the Option and Restricted

Stock Acceleration shall be reduced in an amount that would result in the Executive being in the most advantageous net after-tax position (taking into account both income taxes and any Excise Tax). For purposes of this determination, the "base amount" as defined in Section 280G(b)(3)(A) of the Code shall be allocated between the Option and Restricted Stock Acceleration, on the one hand, and Payments, on the other hand, in accordance with Section 280G(b)(3)(B) of the Code.

               (b) All determinations required to be made under this Section, including the amount of any reduction that will be made in the payments made pursuant to this Agreement and the assumptions to be utilized in arriving at such determinations, shall be made by Coopers & Lybrand L.L.P. (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive. All fees and expenses of the Accounting Firm for tax and accounting advice provided to the Executive, up to a maximum of $15,000, shall be borne solely by the Company. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with an opinion that failure to report the Excise Tax on the Executive's applicable federal income tax return would not result in the imposition of a negligence or similar penalty. Any determination by the Accounting Firm shall be binding upon the Company and the Executive.

          11.  Confidential Information.  The Executive shall hold in a
               ------------------------
fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In addition, to the extent that the Executive is a party to any other agreement relating to confidential information, inventions or similar matters with the Company, the Executive shall continue to comply with the provisions of such agreements. In no event shall an asserted violation of the provisions of this Section constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

          12.  Public Announcements.  The Executive shall consult with the
               --------------------
Company before issuing any press release or otherwise making any public statement with respect to the Company or any of its affiliated companies, this Agreement or the transactions contemplated hereby, and the Executive shall not issue any such press release or make any such public statement without the prior written approval of the Company, except as may be required by applicable law, rule or regulation or any self regulatory agency requirements, in which event the Company shall have the right to review and comment upon any such press release or public statement prior to its issuance.

          13.  Arbitration.   Any dispute, controversy or claim arising out of
               -----------
or relating to this Agreement, or any breach thereof, shall be determined and settled by arbitration to be held in the City of New York pursuant to the labor rules of the American Arbitration Association or any successor organization. Any award rendered thereunder shall be final, conclusive and binding on the parties. Subject to the provisions of Section 8 hereof, each party shall pay one-half of all costs and expenses of any arbitration proceeding brought pursuant to this Section, and each party shall pay its own attorneys' fees and expenses.

          14.  Successors.
               ----------

               (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

               (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

               (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

          15.  Miscellaneous.
               -------------

               (a) This Agreement shall be governed by and construed in accordance with the laws of the Sate of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

               (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                    If to the Executive:
                    -------------------

                    Brian D. Graves
                    11591 Lake Newport Road
                    Reston, VA 22094


                    If to the Company:
                    -----------------

                    Life Technologies, Inc.
                    Post Office Box 6482
                    9800 Medical Center Drive
                    Rockville, MD 20850
                    (ATTN:  General Counsel)

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

               (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

               (d) The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

               (e) The Executive's or the Company's failure to insist upon strict compliance with any provision hereof in any particular instance shall not be deemed to be a waiver of such provision or any other provision thereof.

               (f) This Agreement shall replace and supersede the Executive's Change-in-Control Agreement dated as of the 13th day of February 1997 between the Executive and the Company and, upon execution hereof by the parties hereto, such prior agreement shall become null and void.

          IN WITNESS WHEREOF, the Executive has hereunto set his or her hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first written above.


                                   LIFE TECHNOLOGIES, INC.

/s/ Brian D. Graves                     /s/ C. Eric Winzer
____________________________       By:_________________________________
Brian D. Graves                       C. Eric Winzer
                                      Vice President and
                                      Chief Financial Officer