Form 10-Q
period 2000-06-30
LIFE TECHNOLOGIES INC
filed 2000-08-08
CIK 727737

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------
                                    FORM 10-Q
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 2000
                                        -------------------

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

                                 ------------

  Registrant's telephone number, including area code: (301) 610-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                           Outstanding at August 2, 2000
                   -----                           -----------------------------
     Common Stock, par value $.01 per share        25,067,690 shares

--------------------------------------------------------------------------------

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

Item 1.      Financial Statements
             --------------------


                       CONSOLIDATED STATEMENT OF INCOME
                 (amounts in thousands, except per share data)

                                                    Three months ended                   Six months ended
                                                         June 30,                            June 30,
                                                 -------------------------           --------------------------
                                                   2000               1999           2000             1999
---------------------------------------------------------------------------------------------------------------
Revenues:
  Net sales                                     $110,143           $99,814            $218,907          $199,351
  Net royalties                                      489               497               1,014               944
                                                --------           -------           ---------           -------
                                                 110,632           100,311             219,921           200,295
Operating expenses:
  Cost of sales                                   50,891            45,187             100,476            89,470
  Marketing and                                   36,105            34,137              72,379            66,711
    administrative
  Research and development                         7,002             6,096              13,150            11,933
  Merger related expenses                            889                 -                 889                 -
                                                 -------           -------             -------           -------
     Total operating expenses                     94,887            85,420             186,894           168,114
                                                 -------           -------             -------           -------
Operating income                                  15,745            14,891              33,027            32,181

Other income (expense), net                          866               480               1,362              (213)
                                                 -------           -------             -------          --------
Income before income taxes                        16,611            15,371              34,389            31,968
Income taxes                                       5,980             5,381              12,380            11,189
                                                 -------           -------             -------           -------
Income before minority                            10,631             9,990              22,009            20,779
    interests
Minority interests                                  (468)             (234)               (863)             (531)
                                                 -------           -------            --------           -------
Net income                                       $10,163            $9,756             $21,146           $20,248
                                                 =======           =======            ========           =======

Earnings per share:
    Basic                                          $0.41             $0.39               $0.84             $0.81
    Diluted                                        $0.40             $0.39               $0.84             $0.81


Average shares outstanding:
    Basic                                         25,058            24,947              25,037            24,946
    Diluted                                       25,282            25,016              25,257            25,014


Dividends declared per share                      $  -               $0.05              $  -               $0.10

Amounts are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

                                                    June 30,      December 31,
                                                       2000              1999
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 67,072          $ 51,489
  Trade accounts receivable, net                     79,412            79,301
  Inventories:
   Materials and supplies                            14,662            16,519
   In process and finished                           69,918            67,653
   LIFO reserve                                      (1,658)           (1,226)
                                                   --------          --------
     Total inventory                                 82,922            82,946

  Prepaid and other current assets                   16,678            17,384
  Current deferred tax assets                         9,107             8,491
                                                   --------          --------
     Total current assets                           255,191           239,611

Property, plant and equipment                       195,172           192,162
   Less accumulated depreciation                    (67,457)          (63,335)
                                                   --------          --------
     Total property, plant and equipment            127,715           128,827

Investments and other assets                         23,008            22,973
Excess of cost over net assets of
  businesses acquired, net                           10,771            11,560
                                                   --------          --------
     Total assets                                  $416,685          $402,971
                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $  4,181           $   848
  Accounts payable                                   20,837            28,364
  Accrued and deferred income tax liabilities         8,945            11,145
  Accrued liabilities and expenses                   29,568            27,494
                                                   --------          --------
     Total current liabilities                       63,531            67,851

Long-term debt                                        2,855             3,259
Pension liabilities                                  12,162            11,471
Deferred income tax liabilities                       6,561             6,164
Minority interests                                    4,556             4,131

Stockholders' equity:
  Common stock                                          251               250
  Additional paid-in capital                        101,304            96,362
  Retained earnings                                 245,131           223,986
  Unearned compensation expense                      (2,553)                -
  Accumulated other comprehensive income (loss)     (17,113)          (10,503)
                                                   --------          --------
     Total stockholders' equity                     327,020           310,095
                                                   --------          --------
     Total liabilities and stockholders' equity    $416,685          $402,971
                                                   ========          ========

Amounts as of June 30, 2000 are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)


                                                           Six months ended
                                                               June 30,
                                                     ------------------------
                                                       2000              1999
-----------------------------------------------------------------------------
CASH INFLOWS (OUTFLOWS)
Operations:
  Net income                                         $21,146          $20,248
  Non-cash items:
    Depreciation and amortization                      8,640            8,002
    Other                                               (279)             600
  Changes in assets and liabilities                   (9,547)          (9,304)
                                                     -------         --------
                                                      19,960           19,546
Investments:
  Capital expenditures                                (8,124)         (19,426)
  Acquisitions, net of cash acquired                  (1,667)         (12,578)
                                                     -------         --------
                                                      (9,791)         (32,004)
Financing:
  Dividends paid                                           -           (2,493)
  Proceeds from exercise of stock options              1,768            1,625
  Short-term debt, net                                 3,357           (1,272)
  Long-term debt, net                                   (244)             419
                                                     -------         --------
                                                       4,881           (1,721)

Effect of exchange rate changes on cash                  533              626
                                                     -------         --------
Increase (decrease) in cash and cash equivalents      15,583          (13,553)
Cash and cash equivalents at beginning of period      51,489           56,047
                                                     -------         --------
Cash and cash equivalents at end of period           $67,072          $42,494
                                                     =======         ========

Amounts are unaudited.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             LIFE TECHNOLOGIES, INC.
                        STATEMENT OF COMPREHENSIVE INCOME
                             (amounts in thousands)

                                          Three months ended                 Six months ended
                                              June 30,                            June 30,
                                          ------------------               ----------------------
                                           2000         1999                2000             1999
--------------------------------------------------------------------------------------------------
  Net income                            $10,163           $9,756         $21,146           $20,248
  Other comprehensive income (loss)
     Currency translation effects        (3,613)          (1,775)         (6,610)           (3,874)
                                         ------           ------         -------           -------
  Comprehensive income                   $6,550           $7,981         $14,536           $16,374
                                         ======           ======         =======           =======

Amounts are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Financial Statements:
-----------------------------

BASIS OF PRESENTATION

In the opinion of the Company's management, the unaudited financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to present a fair statement of the results for the interim periods. The results for the six-month period ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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

                                                     Three months ended             Six months ended
                                                          June 30,                      June 30,
-----------------------------------------------------------------------------------------------------
(amounts in thousands)                                2000         1999            2000          1999
=====================================================================================================
Weighted average shares outstanding-basic           25,058       24,947          25,037        24,946
Stock options                                          224           69             220            68
-----------------------------------------------------------------------------------------------------
Weighted average shares outstanding-diluted         25,282       25,016          25,257        25,014
=====================================================================================================

COMPREHENSIVE INCOME

The following are included as components of accumulated other comprehensive income (loss).

                                                                                   Accumulated
                                                                 Foreign                 other
                                                 Pension         currency        comprehensive
                                               liability      translation        income (loss)
----------------------------------------------------------------------------------------------
(amounts in thousands)
==============================================================================================
Beginning balance (January 1, 2000)                 (11)         (10,492)             (10,503)
Current period change                                 -           (6,610)              (6,610)
----------------------------------------------------------------------------------------------
Ending balance (June 30, 2000)                      (11)         (17,102)             (17,113)
==============================================================================================

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

SEGMENT REPORTING AND RELATED INFORMATION

Operating segment revenues for the periods ended June 30, 2000 and 1999 were as follows:

                                  Three months ended                    Six months ended
                                        June 30,                             June 30,
--------------------------------------------------------------------------------------------
(amounts in thousands)           2000              1999               2000              1999
--------------------------------------------------------------------------------------------
Americas Research             $38,981           $35,030            $76,607           $68,675
U.S. Bioindustrial             23,516            20,443             46,204            40,416
Europe                         31,566            32,063             63,932            64,548
Asia Pacific                   16,080            12,278             32,164            25,712
Other                             489               497              1,014               944
--------------------------------------------------------------------------------------------
Total Revenue                $110,632          $100,311           $219,921          $200,295
============================================================================================

Operating segment profit and a reconciliation to reported operating income for the periods ended June 30, 2000 and 1999 were as follows:

                                        Three months ended                  Six months ended
                                              June 30,                          June 30,
-----------------------------------------------------------------------------------------------
(amounts in thousands)                 2000              1999             2000              1999
------------------------------------------------------------------------------------------------
Americas Research                   $14,849           $12,873          $29,003           $25,412
U.S. Bioindustrial                    9,594             7,516           18,375            14,972
Europe                                6,005             8,923           12,509            18,865
Asia Pacific                          4,268             2,627            8,921             6,679
Research and development             (7,002)           (6,096)         (13,150)          (11,933)
Other non-segment expenses          (11,080)          (10,952)         (21,742)          (21,814)
Merger related expenses                (889)                -             (889)                -
------------------------------------------------------------------------------------------------
Operating income                    $15,745           $14,891          $33,027           $32,181
================================================================================================

MERGER RELATED EXPENSES

On February 25, 2000, Dexter Corporation, the Company's majority shareholder, announced an effort to explore all strategic alternatives available to maximize shareholder value in the short term. In conjunction with this effort, the Company entered into retention agreements with certain employees, which provide for payments by the Company totaling up to a maximum of $3.3 million. The Company has expensed $0.9 million related to these agreements in the second quarter of 2000.

UNEARNED COMPENSATION

In May 2000, the Dexter Corporation issued to certain LTI employees common stock of Dexter Corporation subject to the following restrictions: (1) seventy-five percent of the stock award is based on achievement by LTI of specified financial performance during the three year period commencing on January 1, 2000 and ending December 31, 2002 and (2) one hundred percent of the stock is subject to time-lapse restrictions. The employee must be continuously employed by the Dexter Corporation or one of its subsidiaries from the date of the agreement through May 8, 2003. The Company recorded unearned compensation and additional paid in capital on the date of grant. The awards, which are subject to performance restrictions, are treated as variable awards, and adjustments are made to unearned compensation for changes in the stock value at each reporting period. The remaining 25% of the awards, which are subject only to passage of time restrictions, are treated as fixed stock awards the value of which was determined on the grant date. Dividends when declared are charged to compensation expense and a payable to Dexter Corporation. The compensation cost that has been charged against income for these restricted stock agreements is $0.2 million for the second quarter and year to date 2000. Unearned compensation of $2.6 million representing the unearned portion of the restricted stock is shown as a component of stockholders' equity.

CONTINGENCIES

In September 1999, the Company submitted a report in connection with a voluntary disclosure to the Department of Veterans Affairs ("VA") regarding matters involving the management of the Company's Federal Supply Schedule contract with the VA that has been in effect since April 1992. As part of the disclosure the Company offered to provide a refund to the government in the amount of $3.9 million. The Company expensed this amount in September 1999. The Company has made a cash payment of $1.1 million to the VA and had an accrued liability of $2.8 million at June 30, 2000. There can be no assurance that the government will agree with the Company's assessment of this matter or accept the Company's offered refund amount. Consequently, it is possible the final resolution of this matter could materially differ from the Company's proposal and could have a material adverse effect on the Company's consolidated financial position, operating results or cash flows when resolved in a future reporting period.

On December 31, 1996, the Company sued Clontech Laboratories, Inc. in the U.S. District Court for the District of Maryland, Civil Action No. AW-96-4080, alleging patent infringement of the Company's patents covering H minus reverse transcriptase. The court issued a decision on July 16, 1999, that two of the Company's patents are unenforceable and followed this decision on May 24, 2000, with a ruling that would require the Company to pay $1.64 million in legal fees, plus costs, to Clontech. The Company has appealed both the District Court's decision of July 16, 1999 and the May 24, 2000 ruling to the Court of Appeals for the Federal Circuit.

Apart from the matter above, the Company is subject to other potential liabilities under government regulations and various claims and legal actions which are pending or may be asserted. These matters have arisen in the ordinary course and conduct of the Company's pending business and some are expected to be covered, at least partly, by insurance. Estimated amounts for claims that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that some of the matters which are pending or may be asserted could be decided unfavorably to the Company. Although the amount of liability at June 30, 2000 with respect to these matters can not be ascertained with certainty, the Company believes that any resulting liability should not materially affect the Company's consolidated financial statements.

SUBSEQUENT EVENT

On July 9, 2000, Life Technologies, Inc. (the "Company") announced that it signed a definitive agreement with Invitrogen Corporation ("Invitrogen") providing for a merger of the Company into Invitrogen in which all of the Company's outstanding shares of common stock will be converted into cash and/or Invitrogen stock.

ACCOUNTANTS' REPORT

The unaudited financial data included herein as of June 30, 2000 and 1999, and for the three-month and six-month periods then ended, have been reviewed by the registrant's independent accountants, PricewaterhouseCoopers LLP, and their report is attached. This report is not a report within the meaning of Section 7 and 11 of the Securities Act of 1933 and the independent accountants' liability under Section 11 does not extend to it.

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

Results of Operations

Second Quarter Results

Revenues were $110.6 million in the second quarter of 2000, an increase of 10% compared with revenues of $100.3 million in the second quarter of 1999. Net sales for the second quarter of 2000 were $110.1 million, an increase of $10.3 million, or 10%, over the second quarter of 1999. Revenues for the Asia Pacific segment increased 31%, which amount included a 7% increase related to the effect of changes in currency exchange rates. Revenues for the U.S. Bioindustrial segment increased 15%. Revenues for the Americas Research segment increased 11%, which amount included a less than one percent decrease related to the effect of changes in currency exchange rates. Revenues for the European segment decreased 2%, which included a 10% decrease related to the effect of changes in currency exchange rates.

In the second quarter of 2000, sales of products other than fetal bovine serum
(FBS) increased by $11.5 million, or 13%, when compared with the second quarter of 1999 and excluding the effect of changes due to different currency exchange rates and an acquired business. FBS net sales increased $0.4 million on a currency comparable basis when comparing the second quarter of 2000 with the second quarter of 1999 as unit sales increased 5% and average unit selling prices decreased 2%. FBS sales represented 10% of net sales in the second quarter of 2000 compared with 11% of net sales in the comparable period of 1999. Sales for a business acquired last year increased $0.9 million when comparing the second quarter of 2000 with the same period last year and excluding the effect of currency exchange rates. The effect of changes in currency exchange rates decreased net sales in the second quarter of 2000 by $2.5 million, or 2.5%, when compared with the second quarter of 1999.

Gross margins were 53.8% of net sales in the second quarter of 2000 compared with 54.7% of net sales in the second quarter of 1999. Gross margins decreased in the 2000 period principally due to unfavorable currency comparisons.

Marketing and administrative expenses were 32.8% of net sales in the second quarter of 2000 and 34.2% of net sales in the comparable period of 1999. The decrease in marketing and administrative expenses as a percentage of net sales is principally related to decreased legal expenses. Research and development expenses were $7.0 million in the second quarter of 2000, representing a 15% increase over the comparable period in 1999. The Company recorded $0.9 million in costs in the second quarter of 2000 related to an effort by the Company and the Dexter Corporation, the Company's majority shareholder, to maximize shareholder value in the short-term. Dexter and the Company announced on July 9, 2000 that they had signed definitive agreements to merge into Invitrogen Corporation, subject to certain conditions.

Operating income of $15.7 million in the second quarter of 2000 represented a 6% increase over operating income of $14.9 million in the comparable period in 1999. Excluding the merger related costs from second quarter 2000 results, operating income increased 12% compared with the second quarter of 1999. Further excluding unfavorable currency effects of $1.2 million, second quarter 2000 operating income increased 20%. Other income (expense), net was income of $0.9 million in the second quarter of 2000 compared with $0.5 million of income in the second quarter of 1999. The increase in other income (expense), net was principally due to higher investment income in the 2000 period. The effective tax rate was 36% in the second quarter of 2000 compared with 35% in the second quarter of 1999.

Net income of $10.2 million in the second quarter of 2000 increased 4% over net income of $9.8 million in the comparable period of 1999. Diluted earnings per share of $0.40 in the second quarter of 2000 were 3% greater than diluted earnings per share of $0.39 in the second quarter of 1999.

Six Month Results

Revenues in the first half of 2000 were $219.9 million, representing an increase of 10% compared with revenues of $200.3 million in the first six months of 1999. Net sales for the first half of 2000 were $218.9 million, an increase of $19.6 million, or 10%, over the first half of 1999. Revenues for the Asia Pacific segment increased 25%, which amount included a 6% increase related to the effect of changes in currency exchange rates. Revenues for the U.S. Bioindustrial segment increased 14%. Revenues for the Americas Research segment increased 12%, which amount included a less than one percent increase related to the effect of changes in currency exchange rates. Revenues for the European segment decreased 1%, which included a 10% decrease related to the effect of changes in currency exchange rates.

Net sales of products other than FBS in the first half of 2000 increased $21.8 million, or 12%, compared with the first half of 1999 and excluding the effect of changes due to different currency translation rates and an acquired business. FBS net sales increased $0.8 million, or 4%, on a currency comparable basis as unit sales increased 2% and average unit selling prices increased 2%. FBS sales represented 10% of net sales in the first six months of 2000 and 1999. Sales for a business acquired last year increased $1.7 million, excluding the effect of changes in currency exchange rates. The effect of changes in currency exchange rates decreased net sales in the first half of 2000 by $4.7 million, or 2.4%, when compared with the first half of 1999.

Gross margins were 54.1% in the first half of 2000 compared with 55.1% in the comparable 1999 period. Gross margins decreased in the 2000 period principally due to unfavorable currency comparisons. Marketing and administrative expenses were 33.1% of net sales in the first six months of 2000 and 33.5% in the comparable period of 1999.

Operating income for the first half of 2000 was $33.0 million, representing a 3% increase when compared with operating income of $32.2 million in the comparable period in 1999. Excluding the merger related costs from the first half 2000 results, operating income increased 5% over the comparable period of 1999. Further excluding unfavorable currency effects of $2.5 million, operating income for the first six months of 2000 increased 13%.

Other income (expense), net was income of $1.4 million in the first half of 2000 compared with expense of $0.2 million in the comparable period of 1999, reflecting greater currency exchange losses in the 1999 period and higher investment income in the 2000 period.

For the first six months of 2000, net income of $21.1 million increased 4% over the comparable period of 1999. Diluted earnings per share for the first half of 2000 were $0.84, an increase of 4% compared with the first half of 1999.

Liquidity and Capital Resources

Operating activities provided $20.0 million in cash during the first six months of 2000. Net income after adjustments for depreciation and amortization was the principal source of cash from operations in 2000. Increases in income tax payments were the principal use of cash from operations.

Investing activities for the first six months of 2000 included $8.1 million for capital expenditures. Also included in investing activities during the first six months was $1.1 million in deferred purchase payments related to the 1996 acquisition of Custom Primers Inc. and $0.5 million related to the 1999 acquisition of BioSepra SA.

Financing activities for the first six months of 2000 include cash proceeds of $1.8 million for stock option exercises and $3.4 million in short-term borrowings. Cash outflows consisted of $0.2 million for long-term debt repayments.

Capital expenditures in 2000 are expected to range from $28 to $33 million. The Company is contemplating facility upgrades and expansions of $20 to $25 million with the balance of expected 2000 capital expenditures for new and replacement machinery, equipment and management information systems including e-commerce initiatives. The Company paid approximately $7.3 million in cash in the third quarter to buy a manufacturing facility in Frederick, Maryland that had been leased.

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

The Financial Accounting Standards Board has issued, FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. The interpretation clarifies the application of Opinion 25 for certain issues. FIN No. 44 is effective July 1, 2000, but certain conclusions may be applied earlier. The Company believes that the effect of adoption of FIN No. 44 will not have a material effect on the Company's financial statements.

The Financial Accounting Standards Board has issued, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks -
         -----------------------------------------------------------

         Not applicable.

                           PART II - OTHER INFORMATION
                           -------   -----------------

Item 1.   Legal Proceedings
          -----------------
          On December 31, 1996, the Company sued Clontech Laboratories, Inc. in the U.S. District Court for the District of Maryland, Civil Action No. AW-96-4080, alleging patent infringement of the Company's patents covering H minus reverse transcriptase. The court issued a decision on July 16, 1999, that two of the Company's patents are unenforceable and followed this decision on May 24, 2000, with a ruling that would require the Company to pay $1.64 million in legal fees, plus costs, to Clontech. The Company has appealed both the District Court's decision of July 16, 1999 and the May 24, 2000 ruling to the Court of Appeals for the Federal Circuit.

Item 2.   Changes in Securities and Use of Proceeds - Not applicable.
          -----------------------------------------
Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders of the Company was held on May 2, 2000, where the following actions were taken:

          (1) Bruce H. Beatt, Peter G. Kelly and K. Grahame Walker were elected as directors in the class whose term will expire at the 2003 annual meeting of stockholders, pursuant to the following vote tabulation:
                                                                 Votes
                                                                 -----
                  Name                          Votes For        Withheld
                  ----                          ---------        --------
                  Bruce H. Beatt                24,493,035       415,963
                  Peter G. Kelly                24,496,734       412,264
                  K. Grahame Walker             24,492,793       416,205

          In addition, the following directors continue in office for terms expiring as indicated: Thomas H. Adams, Ph.D. (2002),

          R. Barry Gettins, Ph.D. (2002), Joseph C. Stokes, Jr. (2002), Kathleen Burdett (2001), George M. Whitesides, Ph.D. (2001) and J. Stark Thompson, Ph.D. (2001).

          (2) The selection of PricewaterhouseCoopers LLP as auditors of the Company for the year 2000 was ratified with 24,904,754 shares voted in favor, 2,181 shares voted against, 2,064 shares abstaining and zero broker non-votes.

Item 5.   Other Information
          -----------------

          On July 9, 2000, Life Technologies, Inc. (the "Company") announced that it signed a definitive agreement with Invitrogen Corporation ("Invitrogen") providing for a merger of the Company into Invitrogen in which all of the Company's outstanding shares of common stock will be converted into cash and/or Invitrogen stock.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits:

               10. Form of Letter Agreement and related Release Agreement dated As of March 24, 2000, between Life Technologies, Inc. and, respectively, Thomas M. Coutts, John V. Cooper, Derek E. Woods, Ph.D., Brian D. Graves, and other executive officers other than J. Stark Thompson.

               15.  Letter re: unaudited interim financial statements.

               27.  Financial data schedule

         (b)  Reports on Form 8-K.
              There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      LIFE TECHNOLOGIES, INC.




Date:  August 7, 2000                  By: /s/ C. Eric Winzer
                                       ---------------------------------
                                       C. Eric Winzer
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Authorized Signatory)

                                       By: /s/ Gloria Zak
                                       ---------------------------------
                                       Gloria Zak
                                       Controller
                                       (Principal Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Life Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of Life Technologies, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999, and the related condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                                  /s/ PricewaterhouseCoopers LLP

McLean, Virginia
July 12, 2000

                         EXHIBIT INDEX
                         -------------

                                                                           Page
                                                                           ----


Exhibit 10     Form of Letter Agreement and related Release                 17
               Agreement dated as of March 24, 2000, between Life Technologies, Inc. and , respectively,
               Thomas M. Coutts, John V. Cooper, Derek E.
               Woods, Ph.D., Brian D. Graves, and other executive officers other than J. Stark Thompson.

Exhibit 15    Letter re unaudited interim financial information             23

Exhibit 27    Financial data schedule                                       24